Form 10-Q
period 2017-03-31
BIOLABMART INC.
filed 2017-05-15
CIK 1689084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

333- 216650
Commission File Number

BIOLABMART INC.
(Exact name of registrant as specified in its charter)

Wyoming	81-3623646
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Brickell Avenue, Suite 500, Miami, Florida	33131
(Address of principal executive offices)	(Zip Code)

(786)-620-2140
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer[ ]	Accelerated filer [ ]
Non-accelerated filer[ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [X]

      If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS
11,544,000 shares of common stock outstanding as of May 10, 2017
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

BIOLABMART INC.

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BALANCE SHEET

	March 31, 2017	December 31, 2016
	(unaudited)

ASSETS
Current assets
Cash and cash equivalents	$167,443	$155,242
Total current assets	167,443	155,242

TOTAL ASSETS	$167,443	$155,242

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$1,359	$287
Convertible note – related party, net of debt discount	6,083	3,583
Investor deposit	2,000	-
Total current liabilities	9,442	3,870

Total liabilities	9,442	3,870

Stockholders’ equity
Series A Preferred Shares: $0.001 par value, authorized 10,000; 2,000 shares issued and outstanding	2	2
Common stock, $0.0001 par value: shares authorized 100,000,000; 11,544,000 and 11,424,000 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	1,154	1,142
Additional Paid-in Capital	329,866	319,468
Accumulated deficit	(173,021)	(169,240
Total stockholder’s equity	158,001	151,372
TOTAL LIABILITIES & EQUITY (DEFICIT)	167,443	155,242

The accompanying notes are an integral part of these Unaudited Financial Statements.

BIOLABMART INC.

STATEMENT OF OPERATIONS
(Unaudited)
Three Months Ended March 31, 2017
Net sales	$-

Operating expenses:
Research and development expenses	776
General and administrative expenses	305
Total operating expenses	1,081

Income (loss) from operations	(1,081)

Interest expense	(2,700)

Net (loss)	(3,781)

Net (loss) per common shares (basic and diluted)	$(0.00)

Weighted average shares outstanding
Basic and diluted	11,528,622

The accompanying notes are an integral part of these Unaudited Financial Statements.

BIOLABMART INC.

STATEMENT OF CASH FLOWS
(Unaudited)
Three Months Ended March 31, 2017
Cash Flows From Operating Activities
Net loss	$(3,781)
Adjustments to reconcile net income to net cash provided from operating activities:
Accretion of debt discount	2,500
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,072
Net cash provided used by operating activities	(209)

Cash Flows From Investing Activities
Net cash provided from (used by) investing activities	-

Cash Flows From Financing Activities
Proceeds from private placement	30,000
Financing costs	(19,590)
Investor deposit	2,000
Net cash provided from financing activities	12,410

Increase (decrease) in cash and cash equivalents	12,201

Cash at beginning of period	155,242
Cash at end of period	$167,443

SUPPLEMENTAL DISCLOSURES
Interest paid	$-
Income taxes paid	$-

The accompanying notes are an integral part of these Unaudited Financial Statements.

BIOLABMART INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 – Description of Business and Basis of Presentation

Organization and nature of business:

BioLabMart Inc. (“BLM” and/or the "Company") was incorporated under the laws of the State of Wyoming on August 22, 2016. Our headquarters are located at 777 Brickell Avenue, Suite 500, Miami, FL 33131.

The Company is a startup preclinical stage biotechnology company engaged in developing solutions to combat neuro-degenerative diseases and neuronal injuries. The Company is working to develop a novel stem cell system to repair and regenerate neuronal damage. The system incorporates what we believe to be unique stem cell treatments, cell modifications and a novel delivery system. Our preliminary focus is on Traumatic Brain Injury, Parkinson’s disease, Huntington’s disease and Alzheimer’s, although we believe such cell system can be effective in dealing with strokes and spinal cord injuries as well.

On December 14, 2016, the Company entered into a license and research funding agreement (“License Agreement”) with Ariel University R&D Co., Ltd., (“Ariel”), a wholly owned subsidiary of Ariel University of Samaria, based in Ariel, Israel. Under the terms of the License Agreement, Professor Danny Baranes, the principal investigator and his research team will carry out further research relating to cell treatment with conditioned medium for neuronal tissue regeneration and repair. In consideration for payments under the License Agreement, the Company received an exclusive worldwide royalty- bearing license in Ariel patents and know-how to develop and commercialize products based on or incorporating conditioned medium for neuronal tissue regeneration and/or repair, resulting from Ariel’s research or technology or the Company’s research funding (the “Products”).

Under the License Agreement, the Company is required to use its best efforts to develop and commercialize the Products in accordance with development milestones set forth in the Agreement.

Note 2 – Summary of Significant Accounting Policies

Financial Statement Presentation: The audited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

Fiscal year end: The Company has selected December 31 as its fiscal year end.

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported therein. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be based upon amounts that differ from these estimates.

Cash Equivalents: The Company considers all highly liquid investments with maturities of 90 days or less from the date of purchase to be cash equivalents.

Research and Development Costs: The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, “Research and Development”. Research and development costs were $776 for the three months ended March 31, 2017.

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred. The Company incurred no advertising or marketing costs during the three months ended March 31, 2017.

BIOLABMART INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

Related parties: For the purposes of these financial statements, parties are considered to be related if one party has the ability, directly or indirectly, to control the party or exercise significant influence over the party in making financial and operating decisions, or vice versa, or where the Company and the party are subject to common control or common significant influence. Related parties may be individuals or other entities.

Stock-based compensation: For stock-based compensation the Company follows the guidance codified in the Compensation – Stock Compensation Topic of FASB ASC (“ASC 718”). The Company determines the value of stock issued at the date of grant. It also determines at the date of grant, the value of stock at fair market value or the value of services rendered (based on contract or otherwise) whichever is more readily determinable.

Fair Value of Financial Instruments

FASB ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. FASB ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level of input that is significant to the fair value measurement of the instrument.

Warrants: The Company accounts for common stock warrants in accordance with applicable accounting guidance provided in ASC Topic 815 “Derivatives and Hedging – Contracts in Entity’s Own Equity” (ASC Topic 815), as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement.  For warrants classified as equity instruments we apply the Black Scholes model.   Presently all warrants issued and outstanding are accounted for using the equity method.

Income taxes: The Company has adopted ASC Topic 740 – “Income Taxes”. ASC Topic 740 requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Loss Per Share: In accordance with ASC Topic 280 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock had been issued and if the additional shares of common stock were dilutive.

BIOLABMART INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

Basic and Diluted Loss Per Share: (continued)

Potential common stock consists of the incremental common stock issuable upon the exercise of common stock warrants (using the if-converted method). The computation of basic loss per share for the period ended March 31, 2017 excludes potentially dilutive securities of 562,000 shares underlying share purchase warrants, because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

March 31, 2017
Stock purchase warrants	562,000

New Accounting Pronouncements: There were various accounting standards and interpretations issued recently, none of which are expected to have a material effect on the Company’s operations, financial position or cash flows.

Note 3 – Going Concern

The Company has experienced net losses to date, and it has not generated revenue from operations, and will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy to meet operational shortfalls which may include equity funding, short term or long term financing or debt financing, to enable the Company to reach profitable operations.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amount and classification of liabilities that might cause results from this uncertainty.

Note 4 – Convertible Note – Related Party

On September 1, 2016, the Company entered into a convertible debenture agreement with CubeSquare, LLC, of which our Chief Executive Officer is the managing partner and our President is 25% owner. The Company received proceeds totaling $10,000. The note  bears interest at 8% per annum and is due on September 1, 2017. Interest shall accrue from September 1, 2016 and shall be payable on maturity. Interest is payable, at the lender’s option, in cash or common stock Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of the greater of (i) $0.0625 per share if the Company’s shares are not trading on a public market and; (ii) in the event the Company’s shares are listed for trading on a public market, the conversion price shall be equal to a 50% discount to  the average of the five  lowest trading prices during the previous twenty ( trading days prior to the date of the notice of conversion from the lender.

As of March 31, 2017, the outstanding principal balance under this note was $10,000.

In our evaluation of the financing arrangement, we concluded that the conversion features did not meet the definition of a derivative under ASC 815-10-15-83. Once the underlying shares are publicly traded and they are considered readily convertible to cash, the Company will evaluate the convertible debenture to decide if the conversion feature meets the definition of a derivative at that time.

As a result, the Company calculated the intrinsic value of the embedded beneficial conversion feature of $10,000 and this has been recorded at the discount on the convertible note.  The carrying value will be accreted over the term of the convertible debentures up to its face value of total of $10,000.

The carrying value of these convertible notes is as follows:

	March 31, 2017	December 31, 2017
Face value of certain convertible notes	$10,000	$10,000
Less: unamortized discount	(3,917)	(6,417)
Carrying value	$6,083	$3,583

CubeSquare, LLC has agreed to provide the Company with additional funds on the same terms up to a cumulative funding amount of $25,000.

BIOLABMART INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 5 – License and Research Funding Agreement

On December 14, 2016, the Company entered into a License Agreement with Ariel, a wholly owned subsidiary of Ariel University of Smaria (“AU”) based in Israel,  pursuant to which:

•	In the course of research performed at AU, Prof. Danny Baranes has developed certain technology relating to coral based and non-coral based conditioned medium for tissue regeneration and repair;
•	the Company wishes to receive a license from Ariel and in order to secure receipt of such license, agrees to fund further research at AU relating to such technology; and
•	Ariel is willing to grant the Company a license, pursuant to the terms of the License Agreement to allow it to develop and commercialize Products.

Pursuant to the above noted License Agreement, the Company shall fund the research during the research period in the total amount of $100,000.

In addition, upon the first Exit Event (of the Company or of any Affiliate commercializing the products) as defined under the License Agreement, the Company shall issue a warrant which may be immediately exercisable. The number of shares that the warrant is exercisable into would be 4% of (a) the issued and outstanding shares of the Company when the warrant is issued or (b) in the event the warrant may not be exercised immediately (when the warrant becomes exercisable). The warrant or the shares exercised shall be dilutable.

In addition to the other payments, the Company will pay Ariel upon the occurrence of the following milestone events, additional payments which be due within 6 months of completion of the milestone:

•	Upon successful clinical FDA Phase II completion - $130,000; and
•	Upon successful clinical FDA Phase III completion - $390,000

Upon successful development and commercialization and in recognition of the rights and licenses granted to the Company pursuant to the License Agreement, the Company will be subject to certain royalty payments as specified in the License Agreement.

During the year ended December 31, 2016, the Company incurred research and development costs of $156,000, which amount includes the aforementioned funding of $100,000 pursuant to the License Agreement as well as $56,000 recorded as stock based compensation in respect to certain stock awards discussed in Note 6 below.

Note 6 – Capital Stock

The Company has authorized 100,000,000 shares of common stock, $0.0001 par value and 10,000 shares of a class of preferred stock called the "Series A Preferred Stock", par value $0.001.

Each share of Series A Preferred Stock has a stated value of $1 per share and accrues 4% per annum for determination of liquidation, conversion or redemption. The shares convert at the option of the holder into shares of common stock at the market value of the common stock. The Series A Preferred Stock vote as a single class and maintain 66 2/3% of the total votes as long as any shares of Series A Preferred Stock remain outstanding. The Series A Preferred Stock contains liquidation preference (senior rank to all common) and are not to be amended without the holders’ approval.

At inception on August 22, 2016, the Company issued 5,060,000 shares of common stock at par value and 1,000 shares of Series A Preferred Stock at par value to Jonah Meer, the Company’s Chief Executive Officer, Chief Financial Officer and Secretary, for cash totaling $507 of which $506 was paid in respect to the issuance of the common stock and $1 was paid for the Series A Preferred Stock.

At inception on August 22, 2016, the Company issued 5,060,000 shares of common stock at par value and 1,000 shares of Series A Preferred Stock at par value to . Ido Merfeld, the Company’s President,  for cash totaling $507, of which $506 was paid in respect to the issuance of the common stock and $1 was paid for the Series A Preferred Stock.

BIOLABMART INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 6 – Capital Stock (continued)

As a result of the super voting rights allocated to the Series A Preferred Stock, management conducted a valuation of the fair value of the issued shares.  Shares of the Series A Preferred Stock issued were valued based upon industry specific control premiums and the fair value of the Company’s common stock at the time of the transaction applying Statement of Financial Accounting Standard ASC 820-10-35-37 Fair Value in Financial Instruments as of the issuance date of August 22, 2016. As a result of the third-party valuation of the fair value of the Series A Preferred Stock issued to our officers and directors, the Company recorded additional stock-based compensation as general and administrative expenses of $2,598 during the year ended December 31, 2016 with respect to the shares issued.

The third party valuation report was based on the following inputs as at August 22, 2016: (1) price per share of common stock of $0.0001; (2) 10,120,000 common stock outstanding; (3) A 19.3% premium over the common stock for the voting preferences, representing $600 in control value at issuance; (4) The Series A Preferred Stock voting rights represented 66.7% of the total voting rights; (5) The conversion value is $2,000 (no discount for lack marketability since the common shares are also restricted).

On September 4, 2016, the Company’s Board of Directors approved the sale and issuance of up to 1,200,000 shares of the Company’s common stock, par value $.0001, at a subscription price of $0.25 per share.  In addition to each two shares of common stock purchased,, the holder shall receive an immediately exercisable warrant expiring December 31, 2019 to purchase the Company’s common stock at a price of $0.40 per share
During the year ended December 31, 2016, the Company received total proceeds of $251,000 by way of private placement subscriptions for a total of 1,004,000 shares.

During the three months ended March 31, 2017, the Company received total proceeds of $30,000 by way of private placement unit subscriptions for a total of 120,000 shares.

As at March 31, 2017, in respect to the Form S-1 Registration Statement filed with the Securities and Exchange Commission for the purpose of registering shares and warrants issued as a result of the aforementioned private placement, the Company has allocated associated expenses of $19,590 against additional paid in capital.

On December 14, 2016, the Company’s Board of Directors approved compensation for each of its two Science Advisors with a stock award of 440,000 shares of common stock effective as of December 14, 2016 (the “Grant Date”).  Under the terms of the stock award, each advisor shall receive 150,000 shares of common stock which vest upon Grant Date.  A further 145,000 shares shall vest each year thereafter until December 14, 2018, provided that such Science Advisor is still acting in said capacity for the Company.  The 300,000 shares issued upon Grant Date were valued at  $56,000, or $0.18667 per share, based on price allocation with respect to the aforementioned private placement  as to each share of common stock, and recorded the associated cost as research and development expenses.

Share Purchase Warrants

In accordance with authoritative accounting guidance, the fair value of the aforementioned warrants was calculated using the Black-Scholes option-pricing model with the following assumptions at the measurement date:

Measurement date
Dividend yield	0%
Expected volatility	97.90%
Risk-free interest rate	1.47%
Expected life (years)	2.92
Stock Price	$0.25
Exercise Price	$0.40

As March 31, 2017, the following common stock purchase warrants were outstanding:

	Warrants (1)	Weighted Average Exercise Price
Outstanding – August 22, 2016	-	-
Granted	502,000	$0.40
Forfeited/Canceled	-	-
Exercised	-	-
Outstanding – December 31, 2016	502,000	$0.40
Granted	60,000	0.40
Forfeited/Canceled	-
Exercised	-
Outstanding – March 31, 2017	562,000	$0.40

(1) Each two shares of common stock purchased under the private placement provides for one warrant to acquire an additional share of common stock together with the payment of $0.40

BIOLABMART INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 7 – Income Taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The Company applies a statutory income tax rate of 34%.

During 2016, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $173,021 at March 31, 2017 and $169,240 at December 31, 2016, and will begin to expire in the year 2036.

The Company had deferred income tax assets as of December 31, 2016 as follows:

	March 31, 2017	December 31, 2016
Loss carryforwards	58,827	57,540
Less – stock based compensation	(19,040)	(19,040)
Less - valuation allowance	(39,787)	(38,500)
Total net deferred tax assets	-	-

Tax years from inception to fiscal year ended December 31, 2016 are not yet filed and are open for examination by the taxing authorities.

Note 8 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there are no additional subsequent events to disclose.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This current report contains forward-looking statements relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. You should not place undue reliance on these statements, which speak only as of the date that they were made. These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the three months ended March 31, 2017 and the notes thereto appearing elsewhere in this Report and the Company’s audited financial statements for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission included in our Form S-1/A on April 21, 2017, along with the accompanying notes.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" means BioLabMart Inc.

Current Business

The Company was incorporated under the laws of the State of Wyoming on August 22, 2016.

The Company is a startup preclinical stage biotechnology company engaged in developing solutions to combat neuro-degenerative diseases and neuronal injuries. The Company is working to develop what it believes to be a novel stem cell system to repair and regenerate neuronal damage. The system incorporates what we believe to be unique stem cell treatments, cell modifications and a novel delivery system. Our preliminary focus is on Traumatic Brain Injury, Parkinson’s disease, Huntington’s disease and Alzheimer’s, although we believe such cell system can be effective in dealing with strokes and spinal cord injuries as well.

The Company raised an aggregate of $281,000 between November 2, 2016 and January 27, 2017 from 37 accredited investors in a private placement offering under Regulation D.

The Company has not yet hired any permanent staff and presently relies heavily on its two co-founders, Jonah Meer and Ido Merfeld, who are its sole officers and directors to manage its day to day business.  We currently outsource all professional services to third parties in an effort to maintain lower operational costs.

Messrs. Meer and Merfeld as the holders of the Company’s issued and outstanding shares of the Company’s Class A Preferred Stock collectively have 66 2/3% of the voting rights of the Company. Acting together, they will be able to influence the outcome of all corporate actions requiring approval of our stockholders.

On December 14, 2016, the Company entered into a license and research funding agreement (“License Agreement”) with Ariel University R&D Co., Ltd., (“Ariel”), a wholly owned subsidiary of Ariel University of Samaria, based in Ariel, Israel (“AU”). Under the terms of the License Agreement, the Company paid Ariel $100,000 to fund and further research for 12 months (with an option to extend such research financing and research period) by Professor Danny Baranes, the principal investigator and his research team relating to cell treatment with conditioned medium for neuronal tissue regeneration and repair. In consideration therefor and for other payments under the License Agreement, the Company received an exclusive worldwide royalty- bearing license in Ariel patents and know-how to develop and commercialize products based on or incorporating conditioned medium for neuronal tissue regeneration and/or repair, resulting from Ariel’s research or technology or the Company’s research funding (the “Products”).

Under the License Agreement, the Company is required to use its best efforts to develop and commercialize the Products in accordance with development milestones set forth in the Agreement.  The License Agreement provides that the Company make royalty payments of 4% of net sales (which may be increased if any patent is challenged by the Company or its affiliates or decreased if there is a valid patent claim) within 30 days of each calendar quarter for the later of (i) 15 years from the date of the first sale in a country and (ii) until the last to expire of Ariel’s patents in a country. The Company may provide a sublicense for cash in a bonafide arm’s length transaction. The Company agreed to pay Ariel 15% of any consideration received by the Company in connection with any such sublicense (except royalties on net sales) within 30 days of receipt. The Company is also required to make milestone payments of (i) $130,000 upon the successful completion of clinical FDA Phase II trials and (ii) $390,000 upon the successful completion of clinical FDA Phase III trials, within 6 months of completion. Any late payments under the License Agreement will bear interest at 3% plus LIBOR.

Upon the earliest occurrence of the Company’s (or any affiliates of the Company): (i) underwritten public offering with proceeds of at least $25 million, (ii) consolidation, merger or reorganization, or (iii) sale of all or substantially all of its shares or assets, the Company is obligated to issue to Ariel an immediately exercisable warrant for that number of shares equal to 4% of (a) the issued and outstanding shares of the Company at the time of issuance. The License Agreement provides that the Company is obligated, at its expense, to register shares exercised pursuant to the warrant by Ariel within 6 months of a request by Ariel by either “piggyback” or a demand registration.

Patent expenses incurred by Ariel under the License Agreement will be reimbursed by the Company. Any infringement action instituted by a party to the License Agreement that results in a recovery in excess of such party’s expenses will belong 85% to the party bringing such action and 15% to the other party.

Under the License Agreement, at the Company's discretion, Ariel will transfer its technology to the Company upon the earliest to occur of (i) a successful Phase II FDA trial of a product developed under the Agreement; (ii) the acquisition of the Company by a third party of at least 45% of the share capital of the Company in a bonafide transaction valued at least at $100 million and the assumption of the License Agreement by such third party, or (iii) Ariel's written consent.

The License Agreement provides that each of the Company and Ariel are required to keep the other party’s proprietary information confidential for the longer of (i) the term of the License Agreement and seven years from the date of disclosure. The License Agreement shall continue in effect until all of the Company’s payment obligations under the Agreement have been made. After the expiration of the License Agreement, the Company will have a non-exclusive worldwide license to the Ariel technology. The Company can terminate the License Agreement for any reason upon 60 days prior written notice in which event Ariel will be required to reimburse the Company for any unused research funds. The License Agreement will terminate upon a material breach of either party that is not cured in 30 days from notice thereof, or by bankruptcy, dissolution, liquidation or the discontinuance of business. Ariel may immediately terminate the License Agreement upon a challenge to its patent validity by the Company or an affiliate of the Company. Without Ariel’s prior written consent, the Company may not assign the License Agreement except to an affiliate or to a successor entity in a merger or acquisition provided the assignee assumes the License Agreement obligations.

Plan of Operations

To date we have not yet developed any candidate for product development nor generated any revenue from the sales of products or services.

In the next 12 months, we plan to have our research team further develop our proprietary coral based and non-coral based conditioned medium for tissue regeneration and repair and conduct experiments that will present its efficacy in neuronal damage recovery as it relates to our product candidate.

To date we have produced approximately 50 types of conditioned medium based on corals skeleton and other proprietary effectors and we are now analyzing their content and measuring their efficacy in neuronal damage recovery.

On January 9, 2017, Ariel filed a US provisional patent application related to our neural cell development research. A U.S. provisional patent application provides the means to establish an early effective filing date for a later filed non-provisional patent application. It does not mature into an issued patent unless the applicant files a regular non-provisional patent application within one year. Subject to positive efficacy findings, we currently intend to file for a non-provisional application within one year of the filing of the provisional application.

As our research progresses if and when we achieve functional supporting results, we or Ariel intend to file for additional patents. Under the License Agreement Ariel shall be responsible for the preparation, filing, prosecution and protection of the patents. Such preparation shall be done in consultation with the Company, provided  expenses in excess of $1,000 will require Company pre-approval. The Company shall reimburse Ariel for all documented patent-related expenses. We currently estimate the cost of such patent preparation and filing to be approximately $7,000 which we intend to fund with the Company's operating capital.

We will continue exploring sources of additional funding, including available grants that we have preliminarily identified as well as other available avenues of debt and equity financings.

There is substantial doubt that we can continue as an on-going business after the next twelve months unless we obtain additional capital to pay our expenditures. We do not currently have sufficient resources to accomplish all of the conditions necessary for us to generate revenue.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2017

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future.

Net Loss

Our net (loss) for the three-month period ended March 31, 2017 is as follows:

Three Months Ended March 31, 2017
Net sales	$-

Operating expenses:
Research and development expenses	776
General and administrative expenses	305
Total operating expenses	1,081

Income (loss) from operations	(1,081)

Interest expense	(2,700)

Net (loss)	(3,781)

During the three-month period ended March 31, 2017, the Company incurred limited expenses as we worked to finalize our Registration Statement on Form S-1.  The Company expensed $776 as research and development expenses in the period as a result of certain purchases of expendable lab supplies and equipment.  Further we incurred certain general and administrative charges relative to the operation of our bank account and sundry expense as we retired invoices in the normal course.  The Company expects to incur increasing operating expenses as we continue to pursue our business plan during the current fiscal year.   We recorded a net loss from operations of $1,081 in the three months ended March 31, 2017 and a net loss of $3,781 after interest expense of $2,700, which includes accretion of our convertible notes.

Liquidity and Financial Condition

We currently have limited working capital and liquid assets. Our cash and cash equivalents as of March 31, 2017 were $167,443. We are in the early stage of development and have no revenues There are a number of conditions that we must satisfy before we will be able to commercialize our potential product and generate revenue, including successful development of a product candidate, which includes clinical trials, FDA approval, demonstration of effectiveness sufficient to generate commercial orders by customers, establishing production capabilities as well as effective marketing and sales capabilities for our product. We do not currently have sufficient resources to accomplish any of these conditions necessary for us to generate revenue. We will require substantial additional funds in order to fund our business objectives. We will have to continue to rely on equity and debt financing. There can be no assurance that financing, whether debt or equity, will always be available to us in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms favorable to us. Without additional financing, we do not believe our resources will be sufficient to meet our operating and capital needs beyond the fourth quarter of 2017.

Working Capital
At March 31, 2017
Current Assets	$167,443
Current Liabilities	$9,442
Working Capital	$158,001

Cash Flows

At March 31, 2017
Net cash (used in) operating activities	$(209)
Net cash provided by financing activities	$12,410
Net increase in cash during period	$12,201

Operating Activities

Net cash used in operating activities was $209 for the three-month period ended March 31, 2017.  Cash used in operating activities is predominantly the result of our net loss, offset by accretion expense of $2,500 and an increase to accounts payable of $1,072 in the current period.

Investing Activities

There were no investing activities during the three-month period ended March 31. 2017.

Financing Activities

Net cash provided by financing activities was $12,410 for the three-month period ended March 31, 2017. The Company received proceeds from a private placement offering offset by offering costs of $19,590 in in the period.  Further the Company received a deposit for a share subscription after the close of the offering which amount will be returned in the subsequent quarter.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, does not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. Our report from our independent registered public accounting firm for the fiscal year ended December 31, 2016 includes an explanatory paragraph stating the Company has negative working capital and has not generated revenues to cover operating expenses.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern.

We will require additional working capital to fund our business objectives.  There can be no assurance that any additional financing will be available or accessible on reasonable terms, either by way of an equity financing or debt. If we cannot raise any additional funding we may either have to suspend operations until we do raise the cash, or cease operations entirely.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in the Notes to our Financial Statements.  Refer to Note 2 of the Unaudited Condensed Financial Statements included herein.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material effect on the Company’s operations, financial position or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of March 31, 2017, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our internal controls are not effective for the following reasons: (i) there is an inadequate segregation of duties consistent with control objectives as management is comprised of only two persons, one of which is the Company’s principal executive officer and principal financial officer and, (ii) the Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

In order to mitigate the foregoing material weakness, we have engaged an outside accounting consultant with significant experience in the preparation of financial statements in conformity with U.S. GAAP to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP. We will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate.

We would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will reassess this matter in the following year to determine whether improvement in segregation of duty is feasible. In addition, we would need to expand our board to include independent members.

Going forward, we intend to evaluate our processes and procedures and, where practicable and resources permit, implement changes in order to have more effective controls over financial reporting.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit

31.1
Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification of the Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS	XBRL INSTANCE DOCUMENT
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOLABMART, INC.

Date: May 15, 2017	By:	/s/ Jonah Meer
	Name:	Jonah Meer
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)