Form 10-Q
period 2017-06-30
Qrons Inc.
filed 2017-08-11
CIK 1689084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-55800
Commission File Number

Qrons Inc.
(Exact name of registrant as specified in its charter)

Wyoming	81-3623646
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Brickell Avenue, Suite 500, Miami, Florida	33131
(Address of principal executive offices)	(Zip Code)

(786)-620-2140
(Registrant's telephone number, including area code)

BioLabMart Inc.
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

Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS
11,552,000 shares of common stock outstanding as of August 11, 2017
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

QRONS INC.
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

QRONS INC.

CONDENSED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)

ASSETS
Current assets
Cash and cash equivalents	$141,076	$155,242
Prepaid expense	4,000	-
Total current assets	145,076	155,242

TOTAL ASSETS	$145,076	$155,242

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$1,521	$287
Convertible note – related party, net of debt discount	8,611	3,583
Total current liabilities	10,132	3,870

Total liabilities	10,132	3,870

Stockholders' equity
Series A Preferred Shares: $0.001 par value, authorized 10,000; 2,000 shares issued and outstanding	2	2
Common stock, $0.0001 par value: shares authorized 100,000,000; 11,552,000 and 11,424,000 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	1,155	1,142
Additional Paid-in Capital	328,907	319,468
Accumulated deficit	(195,120)	(169,240
Total stockholder's equity	134,944,	151,372
TOTAL LIABILITIES & EQUITY (DEFICIT)	145,076	155,242

The accompanying notes are an integral part of these unaudited financial statements.

QRONS INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended June 30,2017	Six Months Ended June 30, 2017
Net sales	$-	$-

Operating expenses:
Research and development expenses	938	1,714
Professional fees	3,127	3,127
General and administrative expenses	15,304	15,609
Total operating expenses	19,369	20,450

Income (loss) from operations	(19,369)	(20,450)

Interest expense	(2,730)	(5,430)

Net (loss)	(22,099)	(25,880)

Net (loss) per common shares (basic and diluted)	$(0.00)	$(0.00)

Weighted average shares outstanding
Basic and diluted	11,552,000	11,540,376

The accompanying notes are an integral part of these unaudited financial statements.

QRONS INC.

CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)
Six Months Ended June 30, 2017
Cash Flows From Operating Activities
Net loss	$(25,880)
Adjustments to reconcile net income to net cash provided from operating activities:
Accretion of debt discount	5,028
Changes in operating assets and liabilities:
Prepaid expense	(4,000)
Accounts payable and accrued liabilities	1,234
Net cash provided (used by) operating activities	(23,618)

Cash Flows From Investing Activities
Net cash provided from (used by) investing activities	-

Cash Flows From Financing Activities
Proceeds from private placement	32,000
Financing costs	(22,548)
Net cash provided from financing activities	9,452

Increase (decrease) in cash and cash equivalents	(14,166)

Cash at beginning of period	155,242
Cash at end of period	$141,076

SUPPLEMENTAL DISCLOSURES
Interest paid	$-
Income taxes paid	$-

The accompanying notes are an integral part of these unaudited financial statements.

QRONS INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 – Description of Business and Basis of Presentation

Organization and nature of business:

Qrons Inc.  ("Qrons" and/or the "Company") was incorporated under the laws of the State of Wyoming on August 22, 2016 under the name BioLabMart Inc. Our headquarters are located at 777 Brickell Avenue, Suite 500, Miami, FL 33131.

The Company is a startup preclinical stage biotechnology company engaged in developing solutions to combat neuro-degenerative diseases and neuronal injuries. The Company is working to develop a novel stem cell system to repair and regenerate neuronal damage. The system incorporates what we believe to be unique stem cell treatments, cell modifications and a novel delivery system. Our preliminary focus is on Traumatic Brain Injury, although we believe such solutions may be effective in dealing with Parkinson's disease, Huntington's disease and Alzheimer's.

On December 14, 2016, the Company entered into a license and research funding agreement ("License Agreement") with Ariel University R&D Co., Ltd., ("Ariel"), a wholly owned subsidiary of Ariel University of Samaria, based in Ariel, Israel. Under the terms of the License Agreement, Professor Danny Baranes, the principal investigator and his research team will carry out further research relating to cell treatment with conditioned medium for neuronal tissue regeneration and repair. In consideration for payments under the License Agreement, the Company received an exclusive worldwide royalty- bearing license in Ariel patents and know-how to develop and commercialize products based on or incorporating conditioned medium for neuronal tissue regeneration and/or repair, resulting from Ariel's research or technology or the Company's research funding (the "Products").

Under the License Agreement, the Company is required to use its best efforts to develop and commercialize the Products in accordance with development milestones set forth in the Agreement.

On July 6, 2017, the board of directors and a majority of the Company's shareholders approved an amendment  to the Company's Articles of Incorporation to change the name of the Company from  "BioLabMart Inc." to "Qrons Inc.".

The Company's common stock was approved by the Financial Industry Regulatory Authority ("FINRA") for quotation on the OTC pink sheets under the symbol "BLMB" as of July 3, 2017. FINRA announced the Company's name change to Qrons Inc. on its Daily List on August 9, 2017. The new name and symbol change to "QRON" for the OTC market was effective August 10, 2017.

On August 8, 2017, the Company filed Amended Articles of Incorporation with the State of Wyoming.

Note 2 – Summary of Significant Accounting Policies

Financial Statement Presentation: The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2017, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.  For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report for the fiscal year ended December 31, 2016.
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

Research and Development Costs: The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, "Research and Development". Research and development costs were $1,174 for the six months ended June 30, 2017.

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred. The Company incurred $8,750 advertising or marketing costs during the six months ended June 30, 2017.

QRONS INC.
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

Stock-based compensation: For stock-based compensation the Company follows the guidance codified in the Compensation – Stock Compensation Topic of FASB ASC ("ASC 718"). The Company determines the value of stock issued at the date of grant. It also determines at the date of grant, the value of stock at fair market value or the value of services rendered (based on contract or otherwise) whichever is more readily determinable.

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

Warrants: The Company accounts for common stock warrants in accordance with applicable accounting guidance provided in ASC Topic 815 "Derivatives and Hedging – Contracts in Entity's Own Equity" (ASC Topic 815), as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement.  For warrants classified as equity instruments we apply the Black Scholes model.   Presently all warrants issued and outstanding are accounted for using the equity method.

Income taxes: The Company has adopted ASC Topic 740 – "Income Taxes" ASC Topic 740 requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Loss Per Share: In accordance with ASC Topic 280 – "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common stock had been issued and if the additional shares of common stock were dilutive.

QRONS INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

Basic and Diluted Loss Per Share: (continued)

Potential common stock consists of the incremental common stock issuable upon the exercise of common stock warrants (using the if-converted method). The computation of basic loss per share for the period ended June 30, 2017 excludes potentially dilutive securities of 566,000 shares underlying share purchase warrants, because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	June 30, 2017	December 31, 2016
Stock purchase warrants	566,000	502,000

New Accounting Pronouncements: There were various accounting standards and interpretations issued recently, none of which are expected to have a material effect on the Company's operations, financial position or cash flows.

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

Note 4 – Convertible Note – Related Party

On September 1, 2016, the Company entered into a convertible debenture agreement with CubeSquare, LLC, of which our Chief Executive Officer is the managing partner and our President is 25% owner. The Company received proceeds totaling $10,000. The note bears interest at 8% per annum and is due on September 1, 2017. Interest shall accrue from September 1, 2016 and shall be payable on maturity. Interest is payable, at the lender's option, in cash or common stock Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of the greater of (i) $0.0625 per share if the Company's shares are not trading on a public market and; (ii) in the event the Company's shares are listed for trading on a public market, the conversion price shall be equal to a 50% discount to  the average of the five  lowest trading prices during the previous twenty  trading days prior to the date of the notice of conversion from the lender.

 As of June 30, 2017, the outstanding principal balance under this note was $10,000. The Company accrued a total of $689 in interest in respect to this note during the six months ended June 30, 2017.

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

The carrying value of these convertible notes is as follows:

	June 30, 2017	December 31, 2017
Face value of certain convertible notes	$10,000	$10,000
Less: unamortized discount	(1,389)	(6,417)
Carrying value	$8,611	$3,583

CubeSquare, LLC has agreed to provide the Company with additional funds on the same terms up to a cumulative funding amount of $25,000.

QRONS INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 5 – License and Research Funding Agreement

On December 14, 2016, the Company entered into the License Agreement with Ariel, a wholly owned subsidiary of Ariel University of Samaria ("AU") based in Israel, pursuant to which:

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

In addition, upon the occurrence of an Exit Event (as defined in the License Agreement) of the Company or of any affiliate commercializing the products, the Company is obligated to issue to Ariel an immediately exercisable warrant for that number of shares equal to 4% of the issued and outstanding shares of the Company at the time of issuance. The warrant contains an anti-dilution provision.

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

During the year ended December 31, 2016, the Company incurred research and development costs of $156,000, which amount includes the aforementioned funding of $100,000 pursuant to the License Agreement as well as $56,000 recorded as stock based compensation in respect to certain stock awards discussed in Note 6 below. During the six-month period ended June 30, 2017, the Company did not make any further payments to Ariel.

Note 6 – Capital Stock

The Company has authorized 100,000,000 shares of common stock, $0.0001 par value and 10,000 shares of a class of preferred stock called the "Series A Preferred Stock", par value $0.001.

Each share of Series A Preferred Stock has a stated value of $1 per share and accrues 4% per annum for determination of liquidation, conversion or redemption. The shares convert at the option of the holder into shares of common stock at the market value of the common stock. The Series A Preferred Stock vote as a single class and maintain 66 2/3% of the total votes as long as any shares of Series A Preferred Stock remain outstanding. The Series A Preferred Stock contains liquidation preference (senior rank to all common) and are not to be amended without the holders' approval.

At inception on August 22, 2016, the Company approved the issuance of 5,060,000 shares of common stock at par value and 1,000 shares of Series A Preferred Stock at par value to Jonah Meer, the Company's Chief Executive Officer, Chief Financial Officer and Secretary, for cash totaling $507 of which $506 was paid in respect to the issuance of the common stock and $1 was paid for the Series A Preferred Stock.

At inception on August 22, 2016, the Company issued 5,060,000 shares of common stock at par value and subsequently issued 1,000 shares of Series A Preferred Stock at par value to  Ido Merfeld, the Company's President, for cash totaling $507, of which $506 was paid in respect to the issuance of the common stock and $1 was paid for the Series A Preferred Stock.

QRONS INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 6 – Capital Stock (continued)

As a result of the super voting rights allocated to the Series A Preferred Stock, management conducted a valuation of the fair value of the issued shares.  Shares of the Series A Preferred Stock issued were valued based upon industry specific control premiums and the fair value of the Company's common stock at the time of the transaction applying Statement of Financial Accounting Standard ASC 820-10-35-37 Fair Value in Financial Instruments as of the issuance date of August 22, 2016. As a result of the third-party valuation of the fair value of the Series A Preferred Stock issued to our officers and directors, the Company recorded additional stock-based compensation as general and administrative expenses of $2,598 during the year ended December 31, 2016 with respect to the shares issued.

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

On September 4, 2016, the Company's Board of Directors approved the sale and issuance of up to 1,200,000 shares of the Company's common stock, par value $.0001, at a subscription price of $0.25 per share.  In addition to each two shares of common stock purchased, the holder shall receive an immediately exercisable warrant expiring December 31, 2019 to purchase the Company's common stock at a price of $0.40 per share.

During the year ended December 31, 2016, the Company received total proceeds of $251,000 by way of private placement subscriptions for a total of 1,004,000 shares.

During the three months ended March 31, 2017, the Company received total proceeds of $30,000 by way of private placement subscriptions for a total of 120,000 shares.

All costs incurred with respect to the Form S-1 Registration Statement prior to its effective date on May 10, 2017 totaling $22,548 have been allocated to additional paid in capital.

During the six months ended June 30, 2017, the Company received aggregate proceeds of $32,000 in private placement subscriptions, $2,000 of which was accepted by the Company on July 11, 2017 for 8,000 shares of its common stock  at a purchase price of $0.25 per share. In addition to each two shares of common stock purchased, the investor received an immediately exercisable warrant expiring December 31, 2019 to purchase the Company's common stock at a price of $0.40 per share.

On December 14, 2016, the Company's Board of Directors approved compensation for each of its two Science Advisors with a stock award of 440,000 shares of common stock effective as of December 14, 2016 (the "Grant Date").  Under the terms of the stock award, each advisor shall receive 150,000 shares of common stock which vest upon Grant Date.  A further 145,000 shares shall vest each year thereafter until December 14, 2018, provided that such Science Advisor is still acting in said capacity for the Company.  The 300,000 shares issued upon Grant Date were valued at $56,000, or $0.18667 per share, based on price allocation with respect to the aforementioned private placement as to each share of common stock, and recorded the associated cost as research and development expenses.

Share Purchase Warrants

In accordance with authoritative accounting guidance, the fair value of the aforementioned warrants was calculated using the Black-Scholes option-pricing model with the following assumptions at the measurement date(s):

Measurement date
Dividend yield	0%
Expected volatility	97.90~119.33%
Risk-free interest rate	1.47~1.60%
Expected life (years)	2.71~2.92
Stock Price	$0.25
Exercise Price	$0.40

QRONS INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 6 – Capital Stock (continued)

As of June 30, 2017, the following common stock purchase warrants were outstanding:

	Warrants (1)	Weighted Average Exercise Price
Outstanding – August 22, 2016	-	-
Granted	502,000	$0.40
Forfeited/Canceled	-	-
Exercised	-	-
Outstanding – December 31, 2016	502,000	$0.40
Granted	64,000	0.40
Forfeited/Canceled	-
Exercised	-
Outstanding – June 30, 2017	566,000	$0.40

(1) Each two shares of common stock purchased under the private placement provides for one warrant to acquire an additional share of common stock together with the payment of $0.40.

Note 7 – Income Taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The Company applies a statutory income tax rate of 34%.

During 2016, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $195,120 at June 30, 2017 and $169,240 at December 31, 2016, and will begin to expire in the year 2036.

The Company had deferred income tax assets as of June 30, 2017 and December 31, 2016 as follows:

	June 30, 2017	December 31, 2016
Loss carryforwards	$66,340	$57,540
Less – stock based compensation	(19,040)	(19,040)
Less - valuation allowance	(47,300)	(38,500)
Total net deferred tax assets	$-	$-

Tax years from inception to fiscal year ended December 31, 2016 are not yet filed and are open for examination by the taxing authorities.

Note 8 – Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there are no additional subsequent events to disclose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

The management's discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited financial statements for the six months ended June 30, 2017 and the notes thereto appearing elsewhere in this Report and the Company's audited financial statements for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission included in our Form S-1/A on April 21, 2017, along with the accompanying notes.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" means BioLabMart Inc. prior to August 8, 2017 and Qrons Inc. since August 8, 2017.

Overview

The Company was incorporated under the laws of the State of Wyoming on August 22, 2016 as BioLabMart Inc. and changed its name to Qrons Inc. on August 8, 2017.

The Company is a startup preclinical stage biotechnology company engaged in developing solutions to combat neuro-degenerative diseases and neuronal injuries. The Company is working to develop a novel stem cell system to repair and regenerate neuronal damage. The system incorporates what we believe to be unique stem cell treatments, cell modifications and a novel delivery system. Our preliminary focus is on Traumatic Brain Injury, although we believe such solutions may be effective in dealing with Parkinson's disease, Huntington's disease and Alzheimer's.

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

Messrs. Meer and Merfeld as the holders of the Company's issued and outstanding shares of the Company's Class A Preferred Stock collectively have 66 2/3% of the voting rights of the Company. Acting together, they will be able to influence the outcome of all corporate actions requiring approval of our stockholders.

On December 14, 2016, the Company entered into a license and research funding agreement ("License Agreement") with Ariel University R&D Co., Ltd., ("Ariel"), a wholly owned subsidiary of Ariel University of Samaria, based in Ariel, Israel ("AU"). Under the terms of the License Agreement, the Company paid Ariel $100,000 to fund and further research for 12 months (with an option to extend such research financing and research period) by Professor Danny Baranes, the principal investigator and his research team relating to cell treatment with conditioned medium for neuronal tissue regeneration and repair. In consideration therefor and for other payments under the License Agreement, the Company received an exclusive worldwide royalty- bearing license in Ariel patents and know-how to develop and commercialize products based on or incorporating conditioned medium for neuronal tissue regeneration and/or repair, resulting from Ariel's research or technology or the Company's research funding (the "Products").

Under the License Agreement, the Company is required to use its best efforts to develop and commercialize the Products in accordance with development milestones set forth in the Agreement.  The License Agreement provides that the Company make royalty payments of 4% of net sales (which may be increased if any patent is challenged by the Company or its affiliates or decreased if there is a valid patent claim) within 30 days of each calendar quarter for the later of (i) 15 years from the date of the first sale in a country and (ii) until the last to expire of Ariel's patents in a country. The Company may provide a sublicense for cash in a bonafide arm's length transaction. The Company agreed to pay Ariel 15% of any consideration received by the Company in connection with any such sublicense (except royalties on net sales) within 30 days of receipt. The Company is also required to make milestone payments of (i) $130,000 upon the successful completion of clinical FDA Phase II trials and (ii) $390,000 upon the successful completion of clinical FDA Phase III trials, within 6 months of completion. Any late payments under the License Agreement will bear interest at 3% plus LIBOR.

Upon the earliest occurrence of the Company's (or any affiliates of the Company): (i) underwritten public offering with proceeds of at least $25 million, (ii) consolidation, merger or reorganization, or (iii) sale of all or substantially all of its shares or assets, the Company is obligated to issue to Ariel an immediately exercisable warrant for that number of shares equal to 4% of (a) the issued and outstanding shares of the Company at the time of issuance. The License Agreement provides that the Company is obligated, at its expense, to register shares exercised pursuant to the warrant by Ariel within 6 months of a request by Ariel by either "piggyback" or a demand registration.

Patent expenses incurred by Ariel under the License Agreement will be reimbursed by the Company. Any infringement action instituted by a party to the License Agreement that results in a recovery in excess of such party's expenses will belong 85% to the party bringing such action and 15% to the other party.

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

The License Agreement provides that each of the Company and Ariel are required to keep the other party's proprietary information confidential for the longer of (i) the term of the License Agreement and seven years from the date of disclosure. The License Agreement shall continue in effect until all of the Company's payment obligations under the Agreement have been made. After the expiration of the License Agreement, the Company will have a non-exclusive worldwide license to the Ariel technology. The Company can terminate the License Agreement for any reason upon 60 days prior written notice in which event Ariel will be required to reimburse the Company for any unused research funds. The License Agreement will terminate upon a material breach of either party that is not cured in 30 days from notice thereof, or by bankruptcy, dissolution, liquidation or the discontinuance of business. Ariel may immediately terminate the License Agreement upon a challenge to its patent validity by the Company or an affiliate of the Company. Without Ariel's prior written consent, the Company may not assign the License Agreement except to an affiliate or to a successor entity in a merger or acquisition provided the assignee assumes the License Agreement obligations.

The Company's common stock was approved by the Financial Industry Regulatory Authority ("FINRA") for quotation on the OTC pink sheets under the symbol "BLMB" as of July 3, 2017. FINRA announced the Company's name change to Qrons Inc. on its Daily List on August 9, 2017. The new name and symbol change to "QRON" for the OTC market became effective on August 10, 2017.

Plan of Operations

To date, we have not yet developed any candidate for product development nor generated any revenue from the sales of products or services.

In the next 12 months, our research team plans to focus on integrating  the biological, chemical and mechanical challenges of treating traumatic brain injury to enable the development of what we believe to be our novel stem cell delivery system, via an implantable product.

We also plan to further develop our proprietary, neuro-regenerative mesenchymal stem cell lines as it relates to our product candidate.

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2017

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future.

Net Loss

Our net (loss) for the three and six-month periods ended June 30, 2017 is as follows:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017

Operating expenses:
Research and development expenses	938	1,714
Professional fees	3,127	3,127
General and administrative expenses	15,304	15,609
Total operating expenses	19,369	20,450

Income (loss) from operations	(19,369)	(20,450)

Interest expense	(2,730)	(5,430)

Net (loss)	(22,099)	(25,880)

During the three and six-month periods ended June 30, 2017, the Company incurred $938 and $1,714, respectively, as research and development expenses  as a result of certain purchases of expendable lab supplies and equipment.   We incurred general and administrative expenses of $15,304  and $15,609 respectively for the three and six month periods ended June 30, 2017 which was comprised of rent, office supplies and bank service charges. Such general and administrative expenses during the three and six months ended June 30, 2017 also included branding costs of $8,750 and costs related to shareholder expenses of $4,000.  The Company expects to incur increasing operating expenses as we continue to pursue our business plan during the current fiscal year.   We recorded a net loss from operations of $19,369 in the three months ended June 30, 2017 and a net loss of $22,099 after interest expense of $2,730, which includes accretion of our convertible note.  In the six months ended June 30, 2017 we recorded a net loss from operations of $20,450, and a net loss of $25,880 after interest expense of $5,430, which includes accretion of our convertible note.

Liquidity and Financial Condition

We currently have limited working capital and liquid assets. Our current assets as of June 30, 2017 were $145,076 including $141,076 of cash and cash equivalents and $4,000 in prepaid expenses. We are in the early stage of development and have no revenues There are a number of conditions that we must satisfy before we will be able to commercialize our potential product and generate revenue, including successful development of a product candidate, which includes clinical trials, FDA approval, demonstration of effectiveness sufficient to generate commercial orders by customers, establishing production capabilities as well as effective marketing and sales capabilities for our product. We do not currently have sufficient resources to accomplish any of these conditions necessary for us to generate revenue. We will require substantial additional funds in order to fund our business objectives. We will have to continue to rely on equity and debt financing. There can be no assurance that financing, whether debt or equity, will always be available to us in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms favorable to us. Without additional financing, we do not believe our resources will be sufficient to meet our operating and capital needs beyond the fourth quarter of 2017.

Working Capital

	At June 30, 2017	At December 31, 2016

Current Assets	145,076	155,242
Current Liabilities	10,132	3,870
Working Capital	134,944	151,372

Cash Flows

At June 30, 2017
Net cash (used in) operating activities	$(23,618)
Net cash provided by financing activities	$9,452
Net (decrease) in cash during period	$(14,166)

Operating Activities

Net cash used in operating activities was $23,618 for the six-month period ended June 30, 2017.  Cash used in operating activities is predominantly the result of our net loss, offset by accretion expense of $5,028, prepaid expenses of $4,000 and an increase to accounts payable of $1,234 in the six-month period ended June 30, 2017.

Investing Activities

There were no investing activities during the six-month period ended June 30. 2017.

Financing Activities

Net cash provided by financing activities was $9,452 for the six-month period ended June 30, 2017. The Company received proceeds from private placements totaling $32,000 offset by offering costs of $22,548 in in the period.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, does not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. Our report from our independent registered public accounting firm for the fiscal year ended December 31, 2016 includes an explanatory paragraph stating the Company has negative working capital and has not generated revenues to cover operating expenses.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in the Notes to our Financial Statements.  Refer to Note 2 of the Unaudited Financial Statements included herein.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued recently, none of which are expected to have a material effect on the Company's operations, financial position or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of June 30, 2017, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our internal controls are not effective for the following reasons: (i) there is an inadequate segregation of duties consistent with control objectives as management is comprised of only two persons, one of which is the Company's principal executive officer and principal financial officer and, (ii) the Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings. [Jonah to confirm]

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered equity securities sold during the period covered by this Report.

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

Qrons Inc.

Date: August 11, 2017	By:	/s/ Jonah Meer
	Name:	Jonah Meer
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)