Form 10-Q
period 2017-09-30
Qrons Inc.
filed 2017-11-07
CIK 1689084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes [ ] No [X ]

There were 11,960,674 shares of common stock, $0.0001 par value, of the issuer issued and outstanding as of November 6, 2017.

QRONS INC.
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

QRONS INC.

CONDENSED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(unaudited)

ASSETS
Current assets
Cash and cash equivalents	$116,468	$155,242
Total current assets	116,468	155,242

TOTAL ASSETS	$116,468	$155,242

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$6,346	$287
Convertible note – related party, net of debt discount	182	3,583
Derivative liabilities	72.954	-
Total current liabilities	79,482	3,870

Total liabilities	79,482	3,870

Stockholders' equity
Series A Preferred Shares: $0.001 par value, authorized 10,000; 2,000 shares issued and outstanding	2	2
Common stock, $0.0001 par value: shares authorized 100,000,000; 11,552,000 and 11,424,000 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	1,155	1,142
Additional Paid-in Capital	328,907	319,468
Accumulated deficit	(293,078)	(169,240)
Total stockholder's equity	36,986	151,372
TOTAL LIABILITIES & EQUITY	$116,468	$155,242

The accompanying notes are an integral part of these unaudited financial statements.

QRONS INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Net sales	$-	$-	$-	$-

Operating expenses:
Research and development expenses	8,406	-	10,120	-
Professional fees	8,170	2,500	11,297	2,500
General and administrative expenses	31,643	2,980	47,252	2,980
Total operating expenses	48,219	5,480	68,669	5,480

Income (loss) from operations	(48,219)	(5,480)	(68,669)	(5,480)

Other Income (expense)
Interest expense	(1,785)	(1,028)	(7,215)	(1,028)
Change in derivative liabilities	(47,954)	-	(47,954)	-
Other (expense)	(49,739)	(1,028)	(55,169)	(1,028)

Net (loss)	$(97,958)	$(6,508)	$(123,838)	$(6,508)

Net (loss) per common shares (basic and diluted)	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding
Basic and diluted	11,552,000	10,120,000	11,544,293	10,120,000

The accompanying notes are an integral part of these unaudited financial statements.

QRONS INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2017	2016
Cash Flows From Operating Activities
Net loss	$(123,838)	$(6,508)
Adjustments to reconcile net income to net cash provided from (used by) operating activities:
Preferred stock issued to Directors, valuation	-	2,598
Accretion of debt discount	6,599	-
Change in derivative liabilities	47,954	-
Changes in operating assets and liabilities:		-
Accounts payable and accrued liabilities	6,059	1,028
Net cash provided (used by) operating activities	(63,226)	(2,882)
		-
Cash Flows From Investing Activities
Net cash provided from (used by) investing activities	-	-

Cash Flows From Financing Activities
Proceeds from issuance of common stock	-	1,012
Proceeds from sale of Series A preferred stock	-	2
Proceeds from private placement	32,000	-
Financing costs	(22,548)	-
Proceeds from convertible note	15,000	10,000
Net cash provided from financing activities	24,452	11,014

Increase (decrease) in cash and cash equivalents	(38,774)	8,132

Cash at beginning of period	155,242	-
Cash at end of period	116,468	8,132

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

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

The Company is a preclinical stage biotechnology company developing advanced cell-based solutions to combat neuronal injuries with a laser focus on traumatic brain injuries. The technology could potentially treat a wide range of neurodegenerative diseases. The Company's treatment integrates proprietary, engineered mesenchymal stem cells, 3D printable scaffolding, smart materials and a novel delivery system.

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

On August 8, 2017, the Company filed Amended Articles of Incorporation with the State of Wyoming.

On October 17, 2017, the Company entered into an option agreement with the Trustees of Dartmouth College which provides for, among other things, the grant to the Company of a one-year exclusive option to negotiate a worldwide, royalty bearing, exclusive license with Dartmouth for 3D printable materials in the field of human and animal health. During the option period, the Company agreed to use all commercially reasonable resources to evaluate the intellectual property and provide quarterly milestone reports and a commercialization plan upon exercise of the option. Pursuant to the agreement, the Company agreed to finance the prosecution of patents by Dartmouth to protect its intellectual property.  Further, the agreement provides for the payment by the Company of an option fee and certain license fees and royalty payments based upon the Company's product sales, as part of a final negotiated license agreement.

Note 2 – Summary of Significant Accounting Policies

Financial Statement Presentation: The unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

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

Research and Development Costs: The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, "Research and Development". Research and development costs were $10,120 for the nine months ended September 30, 2017 (2016 – Nil).

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred. The Company incurred $15,657 advertising or marketing costs during the nine months ended September 30, 2017 (2016 - $0).

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

The following table provides a summary of the fair value of our derivative liabilities as of September 30, 2017 and December 31, 2016:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of September 30, 2017:
Liabilities
Derivative liabilities	$-	$-	$72,954

As of December 31, 2016:
Liabilities
Derivative liabilities	$-	$-	$-

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

Potential common stock consists of the incremental common stock issuable upon the exercise of common stock warrants (using the if-converted method). The computation of basic loss per share for the period ended September 30, 2017 excludes potentially dilutive securities of 566,000 shares underlying share purchase warrants, because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share because the effect of their inclusion would have been anti-dilutive.

	September 30, 2017	December 31, 2016
Stock purchase warrants	566,000	502,000
Convertible Notes	32,178	-
Series A Preferred shares	700	-
	598,878	502,000

New Accounting Pronouncements: There were various accounting standards and interpretations issued recently, none of which are expected to have a material effect on the Company's operations, financial position or cash flows.

Note 3 – Going Concern

The Company has experienced net losses to date, and it has not generated revenue from operations, and will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy to meet operational shortfalls which may include equity funding, short-term or long-term financing or debt financing, to enable the Company to reach profitable operations.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amount and classification of liabilities that might cause results from this uncertainty.

QRONS INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 4 – Convertible Note – Related Party and Derivative Liabilities

On September 1, 2016, the Company entered into a convertible debenture agreement with CubeSquare, LLC ("CubeSquare"), of which our Chief Executive Officer is the managing partner and our President is 25% owner. The Company received proceeds totaling $10,000. The note bears interest at 8% per annum and is due on September 1, 2017. Interest shall accrue from September 1, 2016 and shall be payable on maturity. Interest is payable, at the lender's option, in cash or common stock. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of the greater of (i) $0.0625 per share if the Company's shares are not trading on a public market and; (ii) in the event the Company's shares are listed for trading on a public market, the conversion price shall be equal to a 50% discount to  the average of the five  lowest trading prices during the previous twenty  trading days prior to the date of the notice of conversion from the lender.

On September 28, 2017 the Company and CubeSquare amended the above note to extend the maturity date of the note from September 1, 2017  to September 1, 2018 under the same terms and conditions.

On September 27, 2017, the Company entered into another convertible debenture agreement with CubeSquare under which  the Company received proceeds totaling $15,000. The note bears interest at 8% per annum and is due on September 27, 2018. Interest shall accrue from September 27, 2017 and shall be payable on maturity.   Any portion of the principal and unpaid interest under the note is convertible at any time at the option of CubeSquare into shares of common stock of the Company at a conversion price equal to a 50% discount to the average of the five lowest trading prices during the previous twenty trading days prior to the date of the notice of conversion from CubeSquare.

The Company analyzed the above amendment and second convertible debenture under ASC 815-10-15-83 and concluded that these two convertible debentures meet the definition of a derivative. We estimated the fair value of the derivative on the inception dates, and subsequently, using the Black-Scholes valuation technique, adjusted for the effect of dilution, because that technique embodies all of the assumptions (including, volatility, expected terms, and risk free rates) that are necessary to fair value complex derivate instruments.

The carrying value of these convertible notes is as follows:

	September 30, 2017	December 31, 2016
Face value of certain convertible notes	$25,000	$10,000
Less: unamortized discount	(24,818)	(6,417)
Carrying value	$182	$3,583

Amortization of the discount over the three and nine months period ended September 30, 2017 totaled $1,571 and $6,599, respectively, which amount has been recorded as interest expense.  The unamortized discount of $24,818 associated with above notes will be expensed in future periods.

As a result of the application of ASC No. 815 in period ended September 30, 2017 the fair value of the conversion feature is summarized as follows:

Balance at December 31, 2016	$-
Derivative addition associated with convertible notes	25,000
Loss on change in fair value	47,954
Balance at September 30, 2017	$72,954

The fair value at the commitment and re-measurement dates for the Company's derivative liabilities were based upon the following management assumptions as of September 30, 2017 and commitment date:

	Commitment Date	September 30, 2017
Expected dividends	0	0
Expected volatility	101% ~103%	101% ~ 104%
Expected term	0.92 ~ 1 year	0.92 ~1 year
Risk free interest rate	1.33%	1.31%

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

During the year ended December 31, 2016, the Company incurred research and development costs of $156,000, which amount includes the aforementioned funding of $100,000 pursuant to the License Agreement as well as $56,000 recorded as stock based compensation in respect to certain stock awards discussed in Note 6 below. During the nine-month period ended September 30, 2017, the Company paid $5,018 to Ariel for reimbursement of a patent application fee.

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

During the nine months ended September 30, 2017, the Company received aggregate proceeds of $32,000 in private placement subscriptions, $2,000 of which was accepted by the Company on July 11, 2017 for 8,000 shares of its common stock at a purchase price of $0.25 per share. In addition to each two shares of common stock purchased, the investor received an immediately exercisable warrant expiring December 31, 2019 to purchase the Company's common stock at a price of $0.40 per share.

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

QRONS INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 6 – Capital Stock (continued)

As of September 30, 2017, the following common stock purchase warrants were outstanding:

	Warrants (1)	Weighted Average Exercise Price
Outstanding – August 22, 2016	-	-
Granted	502,000	$0.40
Forfeited/Canceled	-	-
Exercised	-	-
Outstanding – December 31, 2016	502,000	$0.40
Granted	64,000	0.40
Forfeited/Canceled	-
Exercised	-
Outstanding – September 30, 2017	566,000	$0.40

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

During 2016, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $248,104 at September 30, 2017 and $293,078 at December 31, 2016, and will begin to expire in the year 2036.

The Company had deferred income tax assets as of September 30, 2017 and December 31, 2016 as follows:

	September 30, 2017	December 31, 2016
Loss carryforwards	$99,646	$57,540
Less – stock based compensation	(19,040)	(19,040)
Less – changes in derivative liabilities	(16,304)	-
Less - valuation allowance	(64,302)	(38,500)
Total net deferred tax assets	$-	$-

Tax years from inception to fiscal year ended December 31, 2016 are open for examination by the taxing authorities. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at September 30, 2017. The Company's utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

Note 8 – Subsequent Events

Subsequent to September 30, 2017, the Company received warrant exercise notices and issued a total of 408,674 shares of common stock in respect to a cashless exercise of warrants from various subscribers under their respective stock purchase warrants.

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

The management's discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements for the nine months ended September 30, 2017 and the notes thereto appearing elsewhere in this Report and the Company's audited financial statements for the fiscal year ended December 31, 2016, as filed with the Securities and Exchange Commission included in our Form S-1/A on April 21, 2017, along with the accompanying notes.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" means BioLabMart Inc. prior to August 8, 2017 and Qrons Inc. since August 8, 2017.

Overview

The Company was incorporated under the laws of the State of Wyoming on August 22, 2016 as BioLabMart Inc. and changed its name to Qrons Inc. on August 8, 2017.

The Company is a preclinical stage biotechnology company developing advanced cell-based solutions to combat neuronal injuries with a laser focus on traumatic brain injuries. The technology could potentially treat a wide range of neurodegenerative diseases. The Company's treatment integrates proprietary, engineered mesenchymal stem cells, 3D printable scaffolding, smart materials and a novel delivery system.

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

The Company's common stock was approved by the Financial Industry Regulatory Authority ("FINRA") for quotation on the OTC pink sheets under the symbol "BLMB" as of July 3, 2017. The Secretary of State of the State of Wyoming approved the Company's Amendment to its Articles of Amendment reflecting the change of the Company's name from BioLabMart Inc. to Qrons Inc., effective August 8, 2017.  FINRA announced the Company's name change to Qrons Inc. on its Daily List on August 9, 2017. The new name and symbol change to "QRON" for the OTC market became effective on August 10, 2017.

On October 17, 2017, the Company entered into an option agreement with the Trustees of Dartmouth College which provides for, among other things, the grant to the Company of a one-year exclusive option to negotiate a worldwide, royalty bearing, exclusive license with Dartmouth for 3D printable materials in the field of human and animal health. During the option period, the Company agreed to use all commercially reasonable resources to evaluate the intellectual property and provide quarterly milestone reports and a commercialization plan upon exercise of the option. Pursuant to the agreement, the Company agreed to finance the prosecution of patents by Dartmouth to protect its intellectual property.  Further, the agreement provides for the payment by the Company of an option fee and certain license fees and royalty payments based upon the Company's product sales, as part of a final negotiated license agreement.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2017

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future.

Net Loss

Our net (loss) for the three and nine month periods ended September 30, 2017 and 2016 is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Net sales	$-	$-	$-	$-

Operating expenses:
Research and development expenses	8,406	-	10,120	-
Professional fees	8,170	2,500	11,297	2,500
General and administrative expenses	31,643	2,980	47,252	2,980
Total operating expenses	48,219	5,480	68,669	5,480

Income (loss) from operations	(48,219)	(5,480)	(68,669)	(5,480)

Interest expense	(1,785)	(1,028)	(7,215)	(1,028)
Change in derivative liabilities	(47,954)	-	(47,954)	-

Net (loss)	$(97,958)	$(6,508)	$(123,838)	$(6,508)

Three months ended September 30, 2017 and 2016

During the three months  ended September 30, 2017, the Company incurred $8,406  as research and development expenses as a result of certain purchases of expendable lab supplies and equipment.  No research and development expenses were incurred for the three months ended September 30, 2016. We incurred general and administrative expenses of $31,643 and $2,980 for the three months ended September 30, 2017 and 2016, respectively, which was comprised of rent, office supplies and bank service charges. Such general and administrative expenses also included branding costs of $6,907 and costs related to shareholder expenses of $21,855 in the three months ended September 30, 2017 with no such expenses in the three months ended September 30, 2016. Professional fees totaled $8,170 and $2,500, for the three months ended September 30, 2017 and September 30, 2016, respectively.   Other expenses in the three months ended September 30, 2017 and September 30, 2016 include interest expense relative to the accretion of our convertbile notes of $1,785 and $1,028, respectively, and a loss on the change of the value of derivative liabilities of $47,954 in the three months ended September 30, 2017, with no similar expense in the three months ended September 30, 2016.  We recorded a net loss from operations of $97,958 in the three months ended September 30, 2017 as compared to a net loss of $6,508 in the three months ended September 30, 2016.    The Company was  incorporated on August 22, 2016, and therefore the results for the three months ended September 30, 2016 do not reflect a full three months of operations.

Nine  months ended September 30, 2017 and 2016

During the nine months  ended September 30, 2017, the Company incurred $10,120  as research and development expenses  as a result of certain purchases of expendable lab supplies and equipment.  No research and development expenses were incurred for the nine months ended September 30, 2016.  We incurred general and administrative expenses of $47,252 and $2,980 for the  nine months ended September 30, 2017 and 2016, respectively, which was comprised of rent, office supplies and bank service charges. Such general and administrative expenses also included branding costs of $15,657 and costs related to shareholder expenses of $25,855 in the  nine months ended September 30, 2017 with no such expenses in the nine months ended September 30, 2016. Professional fees totaled $11,297 and $2,500 for the nine months ended September 30, 2017 and September 30, 2016, respectively.   Other expenses in the  nine months ended September 30, 2017 and September 30, 2016 include interest expense relative to the accretion of our convertbile notes of $7,215 and $1,028, respectively, and a loss on the change of the value of derivative liabilties of $47,954 in  nine months ended September 30, 2017, with no similar expense in nine months ended September 30, 2016.  We recorded a net loss from operations of $123,838 in the nine months ended September 30, 2017 as compared to a net loss of $6,508 in the nine months ended September 30, 2016.   The Company was  incorporated on August 22, 2016, and therefore the results for the nine months ended September 30, 2016 do not reflect a full nine months of operations.

Liquidity and Financial Condition

We currently have limited working capital and liquid assets. Our current assets as of September 30, 2017 were $116,468 all of which was cash on hand.  We are in the early stage of development and have no revenues. There are a number of conditions that we must satisfy before we will be able to commercialize our potential product and generate revenue, including successful development of a product candidate, which includes clinical trials, FDA approval, demonstration of effectiveness sufficient to generate commercial orders by customers, establishing production capabilities as well as effective marketing and sales capabilities for our product. We do not currently have sufficient resources to accomplish any of these conditions necessary for us to generate revenue and currently expect to incur increasing operating expenses as we continue to pursue our business plan. We will require substantial additional funds in order to fund our business objectives. We will have to continue to rely on equity and debt financing. There can be no assurance that financing, whether debt or equity, will always be available to us in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms favorable to us. Without additional financing, we do not believe our resources will be sufficient to meet our operating and capital needs beyond the fourth quarter of 2017.

Working Capital

	At September 30, 2017	At December 31, 2016

Current Assets	116,468	155,242
Current Liabilities	79,482	3,870
Working Capital (Deficit)	(36,986)	151,372

Cash Flows

	At September 30, 2017	At September 30, 2016
Net cash (used in) operating activities	$(63,226)	$(2,882)
Net cash provided by financing activities	$24,452	$11,014
Net increase (decrease) in cash during period	$(38,774)	$8,132

Operating Activities

Net cash used in operating activities was $63,226 for the nine-month period ended September 30, 2017 compared to $2,882 for the nine-month period ended September 30, 2016.  Cash used in operating activities is predominantly the result of our net loss, offset by accretion expense of $6,599, a change in the value of derivative liabilities of $47,954, and an increase to accounts payable of $6,059 in the nine-month period ended September 30, 2017.

Investing Activities

There were no investing activities during the nine-month periods ended September 30, 2017 and 2016.

Financing Activities

Net cash provided by financing activities was $24,452 for the nine-month period ended September 30, 2017 compared to  $11,014 for the nine-month period ended September 30, 2016. The Company received proceeds from a private placement offering totaling $32,000 offset by offering costs of $22,548  and proceeds from a convertible note of $15,000 in the nine-month period ended September 30, 2017.   During the nine-month period ended September 30, 2017, the Company received proceeds from a convertible note of $10,000 and proceeds from the issuance of common and preferred stock of $1,014.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that may be necessary should we be unable to continue in operation. Our report from our independent registered public accounting firm for the fiscal year ended December 31, 2016 includes an explanatory paragraph stating the Company has negative working capital and has not generated revenues to cover operating expenses.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern.

We will require additional working capital to fund our business objectives.  There can be no assurance that any additional financing will be available or accessible on favorable terms, either by way of an equity financing or debt. If we cannot raise any additional funding we may either have to suspend operations until we do raise the cash, or cease operations entirely.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of September 30, 2017, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

QRONS INC.

Date: November 7, 2017	By:	/s/ Jonah Meer
	Name:	Jonah Meer
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)