Form 10-K
period 2017-12-31
Qrons Inc.
filed 2018-03-02
CIK 1689084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File Number: 000-55800

QRONS INC.
(Exact name of registrant as specified in its charter)

Wyoming	81-3623646
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Brickell Avenue, Suite 500, Miami, Florida 33131
(Address of principal executive office)

Registrant's telephone number, including area code: (786)-620-2140

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐   No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There was no trading market for the registrant's common stock as of June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter.  Therefore, there was no aggregate market value of the voting and non-voting common equity as of such date.

As of February 26, 2018, there were 12,729,125 shares of the registrant's common stock outstanding.

TABLE OF CONTENTS

Item No.		Page No.
PART I
1	Business	3
1A	Risk Factors	7
1B	Unresolved Staff Comments	7
2	Properties	7
3	Legal Proceedings	7
4	Mine Safety Disclosures	7

PART II
5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	8
6	Selected Financial Data	9
7	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
7A	Quantitative and Qualitative Disclosures About Market Risk	12
8	Financial Statements and Supplementary Data	13
9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	14
9A	Controls and Procedures	14
9B	Other Information	14

PART III
10	Directors, Executive Officers and Corporate Governance	15
11	Executive Compensation	17
12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	18
13	Certain Relationships and Related Transactions, and Director Independence	18
14	Principal Accounting Fees and Services	19

PART IV
15	Exhibits, Financial Statement Schedules	20

	SIGNATURES	21

PART I

Item 1. Business

As used in this Annual Report on Form 10-K (this "Report"), references to the "Company," the "registrant," "we," "our" or "us" refer to BioLabMart Inc. prior to August 8, 2017 and Qrons Inc. since August 8, 2017, unless the context otherwise indicates.

Forward-Looking Statements

This Report contains predictions, estimates and other forward-looking statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or other comparable terminology.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements represent our management's beliefs and assumptions only as of the date of this Annual Report. You should read this Report and the documents that we have filed as exhibits to this Report completely and with the understanding that our actual future results may be materially different from what we expect.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by federal securities and any other applicable law.

Overview

We were incorporated under the laws of the State of Wyoming on August 22, 2016 as BioLabMart Inc. and changed our name to Qrons Inc. on August 8, 2017.

We are a preclinical stage biotechnology company developing advanced cell-based solutions to combat neuronal injuries with a laser focus on traumatic brain injuries. The technology could potentially treat a wide range of neurodegenerative diseases. Our treatment integrates proprietary, engineered mesenchymal stem cells ("MSC"s), 3D printable scaffolding, smart materials and a novel delivery system.

The Company raised an aggregate of $281,000 between November 2, 2016 and January 27, 2017 from 37 accredited investors and $500,000 in January 2018 from an accredited investor in private placement offerings under Regulation D and Regulation S under the Securities Act of 1933, respectively.

Messrs. Meer and Merfeld as the holders of the Company's issued and outstanding shares of the Company's Class A Preferred Stock collectively have 66 2/3% of the voting rights of the Company. Acting together, they will be able to influence the outcome of all corporate actions requiring approval of our stockholders.

The Company's common stock was approved by the Financial Industry Regulatory Authority ("FINRA") for quotation on the OTC pink sheets under the symbol "BLMB" as of July 3, 2017. On July 6, 2017, the Company's board of directors and shareholders approved an amendment to the Company's Articles of Incorporation changing the name of the Company from "BioLabMart Inc." to "Qrons Inc. The Secretary of State of the State of Wyoming approved the Company's Amendment to its Articles of Amendment reflecting the change of the Company's name from BioLabMart Inc. to Qrons Inc., effective August 8, 2017.  FINRA announced the Company's name change to Qrons Inc. on its Daily List on August 9, 2017. The new name and symbol change to "QRON" for the OTC market became effective on August 10, 2017.

License Agreement with Ariel

On December 14, 2016, the Company entered into a license and research funding agreement ("License Agreement") with Ariel University R&D Co., Ltd., ("Ariel"), a wholly owned subsidiary of Ariel University of Samaria, based in Ariel, Israel ("AU"). Under the terms of the License Agreement, the Company paid Ariel $100,000 to fund and further research for 12 months (with an option to extend such research financing and research period) by Professor Danny Baranes, the principal investigator and his research team relating to cell treatment with conditioned medium for neuronal tissue regeneration and repair. In consideration therefor and for other payments under the License Agreement, the Company received an exclusive worldwide royalty-bearing license in Ariel patents and know-how to develop and commercialize products based on or incorporating conditioned medium for neuronal tissue regeneration and/or repair, resulting from Ariel's research or technology or the Company's research funding (the "Products").

Under the License Agreement, the Company is required to use its best efforts to develop and commercialize the Products in accordance with development milestones set forth in the Agreement.  The License Agreement provides that the Company make royalty payments of 4% of net sales (which may be increased if any patent is challenged by the Company or its affiliates or decreased if there is a valid patent claim) within 30 days of each calendar quarter for the later of (i) 15 years from the date of the first sale in a country and (ii) until the last to expire of Ariel's patents in a country. The Company may provide a sublicense for cash in a bonafide arm's length transaction. The Company agreed to pay Ariel 15% of any consideration received by the Company in connection with any such sublicense (except royalties on net sales) within 30 days of receipt. The Company is also required to make milestone payments of (i) $130,000 upon the successful completion of clinical U.S. Food and Drug Administration ("FDA") Phase II trials and (ii) $390,000 upon the successful completion of clinical FDA Phase III trials, within 6 months of completion. Any late payments under the License Agreement will bear interest at 3% plus LIBOR.

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

The Company and Ariel Scientific Innovations Ltd., formerly known as Ariel University R&D Co., Ltd. entered into Addendum #1, effective December 13, 2017 (the "Addendum") to the License Agreement pursuant to which Ariel was permitted to exercise a portion of the warrant granted pursuant to the License Agreement. On December 13, 2017, the Company issued 119,950 shares of common stock to Ariel, representing 1% of the issued and outstanding shares of the Company on such date. The right to the balance of the shares subject to the warrant remains subject to the terms of the License Agreement and the occurrence of an Exit Event (as described in the License Agreement). In addition, the Addendum provides that Ariel may not request a demand registration until the balance of the shares subject to the warrant is exercised.

The issuance of shares upon exercise of the balance of the warrant in the future will result in dilution to the interests of other stockholders.

Services Agreement with Ariel

In lieu of extending the research financing and research period under the License Agreement beyond the initial 12 months, on December 14, 2017, the Company entered into a 12-month services agreement with Ariel (the "Services Agreement") pursuant to which a team at Ariel University under the direction of Prof. Danny Baranes will conduct molecular biology research activities involving the testing of scaffold materials for the Company. If Prof. Baranes ceases to provide services, the Company must be notified and a replacement acceptable to the Company must be found within 30 days or the Company may terminate the Services Agreement. As compensation for such services, the Company paid Ariel (i) $17,250 on December 192017 and is obligated to pay Ariel an additional $17,250 by May 1, 2018.

The Services Agreement may be terminated by a non-breaching party upon a material breach that is not cured within 30 days by the other party. The Services Agreement may also be terminated by the Company upon thirty days' written notice to Ariel. Ariel must keep confidential information of the Company confidential for five years after the term of the Services Agreement.

Option Agreement with Dartmouth

On October 17, 2017, the Company entered into an option agreement (the "Option Agreement") with the Trustees of Dartmouth College ("Dartmouth") which provides for, among other things, the grant to the Company of a one-year exclusive option to negotiate a worldwide, royalty bearing, exclusive license with Dartmouth for 3D printable materials in the field of human and animal health. During the option period, the Company agreed to use all commercially reasonable resources to evaluate the intellectual property and provide quarterly milestone reports and a commercialization plan upon exercise of the option. Pursuant to the Option Agreement, the Company agreed to finance the prosecution of patents by Dartmouth to protect its intellectual property.  Further, the Agreement provides for the payment by the Company of an option fee and certain license fees and royalty payments based upon the Company's product sales, as part of a final negotiated license agreement.
Business Description
Traumatic brain injury ("TBI") is a severe form of neuronal damage caused by powerful head impacts. Patients can experience transient symptoms, profound disability or death. TBI is generally caused by violent acts, motor vehicle accidents, falls and sports-related concussions.
TBI can be caused by penetrating injuries, in which an object pierces the skull and directly damages the brain, or non-penetrating blows that push the brain against the skull, inflicting neuronal damage
Neuronal cells interconnect to create the gigantic network that drives core brain functions. Unfortunately, neurons rarely regenerate after an injury. As a result, following a severe brain injury, neural connectivity is lost and brain function compromised.
TBI patients can become blind, deaf, paralyzed and experience cognitive and psychological issues. There is also evidence that TBI patients may be more likely to develop Alzheimer's, Huntington's, Parkinson's and other neurodegenerative diseases.
There are no effective treatments to help patients regain function of which we are aware. Current treatments focus on reducing secondary injuries. They can partially reduce further damage but do little or nothing to heal the brain. Most strategies are rehabilitative, helping patients adjust to their impaired cognitive state by creating workarounds, such as taking notes to compensate for lost short-term memory.
Our Mission and Principal Product

Our mission is to develop and license novel stem cell solutions and systems to repair and regenerate neuronal damage. We are focused on finding a treatment for TBI. The Company through its license and research funding agreement ("License Agreement") with Ariel University R&D Co., Ltd., ("Ariel"), a wholly owned subsidiary of Ariel University based in Ariel, Israel ("AU") is working on identifying product candidate solutions. The Company has also been conducting a research study with Professor Chenfeng Ke of the Chemistry Department at Dartmouth College to develop innovative 3D printable, biocompatible advanced materials and stem cell delivery techniques to treat TBI. The Company is working to produce and deliver a proprietary modified stem cell system that would be implanted at the target site and will induce neuronal recovery and/or slowdown of degenerative damage.  Research under the License Agreement commenced upon its execution and is currently on course with internally established timelines.
To date, we have established our Implant Team which has performed several in-vitro and in-vivo animal studies of some basic material modifications to our proprietary TBI treating implant.

We have also developed what we believe to be is a new and innovative TBI efficacy measurement model by which we evaluate the effect of our implant on a broad spectra of cellular and molecular expressions, typical to TBI injuries.
We are using the model to optimize our implant and evaluate the TBI treating efficacy of modifications. Current study results enable us to design and execute further chemical and genetic modifications to the implant and MSC lines. Our joint study with Dartmouth College is progressing and we have developed new lab techniques to modify, measure and integrate our basic material and MSCs. In addition to developing and commercializing a product for the treatment of TBI, as our research progresses our goal is to ensure that our product development has intellectual property protection and we develop a solid patent portfolio.
We believe that to repair TBIs each injured site must receive a continuous flow of neuro-protective and neuro-regenerative agents in order to prevent further neuronal damage and have the potential to stimulate neurons to migrate to the injury site, regrow axonal processes and regenerate brain tissue.

There can be no assurance however that the research in which we are engaged will progress or be successful in achieving its goals.

Our Market

Our market is the treatment of TBI. According to the Center for Disease Control and Prevention (the "CDC"), TBI is a major cause of death and disability in the United States and TBI contributes to about 30% of all injury deaths According to the CDC, every day, 153 people in the United States die from injuries that include TBI. In 2013, about 2.8 million TBI-related emergency department ("ED") visits, hospitalizations, and deaths occurred in the United States. TBI contributed to the deaths of nearly 50,000 people. TBI was a diagnosis in more than 282,000 hospitalizations and 2.5 million ED visits.  These consisted of TBI alone or TBI in combination with other injuries. CDC data indicates that the economic cost of TBI in 2010, including direct and indirect medical costs, is estimated to be approximately $76.5 billion.

Market Competition

The biotechnology and pharmaceutical industries are characterized by intense and rapidly changing competition to develop new technologies and proprietary products, and any product candidates that we successfully develop and commercialize will have to compete with existing therapies and new therapies that may become available in the future. We believe that our novel approaches and scientific expertise will enable us  to produce and deliver a treatment by integrating proprietary, engineered mesenchymal stem cells ("MSC"s), 3D printable scaffolding, smart materials and a novel delivery system to reduce neuronal loss and functional impairment and possibly regenerate brain tissue and function for TBI patients which will provide us with competitive advantages. We face potential competition from many different sources, including larger and better-funded pharmaceutical, specialty pharmaceutical and biotechnology companies, as well as from academic institutions and governmental agencies and public and private research institutions that may develop potentially competitive products or technologies. To the extent that we develop product candidates for indications with larger patient populations, we expect to experience particularly intense competition from larger and better funded pharmaceutical and biotechnology companies. Any product candidate that we may develop will compete with such larger and better funded pharmaceutical and biotechnology companies, established drugs or solutions and new drug candidates being developed by others, that may currently be in clinical trials.

Currently there are no approved products for our lead product candidate. We believe the key competitive factors that will affect the success of our product candidate, if approved, are likely to be their efficacy, safety, convenience of administration and delivery, price, the level of generic competition and the availability of reimbursement from government and other third-party payors.

Many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of treatments and the commercialization of those treatments. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

Licensed Intellectual Property

Pursuant to the License Agreement, the Company has an exclusive, worldwide, royalty bearing license for the sole purpose of developing, manufacturing, using, offering for sale and selling the Products. Ariel has filed the following provisional patent application:

U.S. Patent Application No.	Application Filing Date	Status	U.S. Patent No.	Issue Date	Subject Matter
62/617,310 (Provisional)	1/15/2018	Pending	N/A	N/A	Methods, compositions and devices related to neural cell development

A U.S. provisional patent application provides the means to establish an early effective filing date for a later filed nonprovisional patent application.

As our research progresses we or Ariel intend to file for additional patents. Additionally, we expect to file for trademarks.

Pursuant to the Option Agreement with Dartmouth entered into on October 17, 2017, the Company has a one-year exclusive option to negotiate a worldwide, royalty bearing, exclusive license with Dartmouth for 3D printable materials in the field of human and animal health. During the option period, the Company agreed to use all commercially reasonable resources to evaluate the intellectual property and provide quarterly milestone reports and a commercialization plan upon exercise of the option. Pursuant to the Option Agreement, the Company agreed to finance the prosecution of patents by Dartmouth to protect its intellectual property.  Further, the Agreement provides for the payment by the Company of an option fee and certain license fees and royalty payments based upon the Company's product sales, as part of a final negotiated license agreement.

Dartmouth filed a utility patent application with the U.S. Patent Office on November 15, 2017 for Mechanically Interlocked Molecules-Based Materials for 3-D printing, which the Company financed by reimbursing Dartmouth for the patent filing costs.

Government Regulation

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing, and distribution of drug products, including biologics, are subject to extensive regulation by the FDA and other regulatory authorities in the United States. We are not permitted to market any biological drug product in the United States until we receive a Biologics License from the FDA. We have not previously submitted a Biologics License Application ("BLA") to the FDA, or similar approval filings to comparable foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe, pure, and potent for each desired indication. The BLA must also include significant information regarding the chemistry, manufacturing, and controls for the product, and the manufacturing facilities must complete a successful pre- license inspection. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support licensure. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain licensure of the product candidates based on the completed clinical trials. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive, and lengthy, and approval may not be obtained.

We will also be required to comply with costly and time-consuming compliance by foreign regulatory authorities if we want to sell our products outside of the United States.

Ethical, social and legal concerns about research regarding stem cells, could result in regulations restricting or prohibiting the processes we may use. Federal and state agencies, congressional committees and foreign governments have expressed interest in further regulating biotechnology. More restrictive regulations or claims that our products are unsafe or pose a hazard could prevent us from commercializing any products. New government requirements may be established that could delay or prevent regulatory approval of our product candidates under development. It is impossible to predict whether legislative changes will be enacted, regulations, policies or guidance changed, or interpretations by agencies or courts changed, or what the impact of such changes, if any, may be.

FDA Review, Clearance and Approval Process

In the US, an investigational new drug application ("IND") is required for nearly all new drugs entering clinical trials. The IND comprises three sections: chemistry and manufacturing controls ("CMC"), clinical study design, and nonclinical studies. The nonclinical studies section mainly concerns safety and toxicity in animals using the clinically intended route of administration and a product very similar, if not identical, to that which will be used in the clinic. This section typically includes a description of efficacy studies in relevant disease models. The CMC section pertains to manufacturing processes and quality control systems for ensuring consistency and the absence of potentially deleterious agents in the final product. Each of the sections of the IND must provide reviewers with a sufficient amount of detail to determine the potential safety of any product before allowing evaluation in humans.

The regulatory route for licensure of an eventual drug based on MSC-CM will likely require a BLA as opposed to a New Drug Application ("NDA"), the latter which generally pertains to drugs of well-defined composition. Within the FDA there are two centers responsible for oversight and approval of new drugs, The Center for Biologics Evaluation and Research ("CBER") and the Center for Drug Evaluation and Research ("CDER"). Jurisdictional oversight of biologics generally falls to CBER: with important exceptions for less complex entities, such as monoclonal antibodies and recombinant proteins. Therefore, the complexity of MSC-CM whether wholly or partially fractioned, likely will place it under the review of CBER.

Clinical Trials

The first step, a preclinical phase, is to find a promising agent, which involves taking advantage of the advances made in understanding a disease, pharmacology, computer science, and chemistry. Breaking down a disease process into its components can provide clues for targeting drug development. For example, if an enzyme is determined to be a key component of a disease process, a researcher might seek ways to inhibit this enzyme. Advances in basic science might help by ascertaining the active enzyme site. Numerous compounds might be synthesized and tested before a promising agent emerges. Computer modeling often helps select what compounds might be the most promising.

The next step before attempting a clinical trial in humans is to test the drug in living animals, usually rodents. The FDA requires that certain animal tests be conducted before humans are exposed to a new molecular entity. The objectives of early in vivo testing are to demonstrate the safety of the proposed medication. For example, tests should prove that the compound does not cause chromosomal damage and is not toxic at the doses that would most likely be effective. The results of these tests are used to support the IND application that is filed with the FDA. The IND application includes chemical and manufacturing data, animal test results, including pharmacology and safety data, the rationale for testing a new compound in humans, strategies for protection of human volunteers, and a plan for clinical testing. If the FDA is satisfied with the documentation, the stage is set for phase 1 clinical trials.

Phase 1 studies focus on the safety and pharmacology of a compound. During this stage low doses of a compound are administered to a small group of healthy volunteers who are closely supervised. In cases of severe or life-threatening illnesses, volunteers with the disease may be used. Generally, 20 to 100 volunteers are enrolled in a phase 1 trial. These studies usually start with very low doses, which are gradually increased. On average, about two thirds of phase 1 compounds will be found safe enough to progress to phase 2.

Phase 2 studies examine the effectiveness of a compound. To avoid unnecessarily exposing a human volunteer to a potentially harmful substance, studies are based on an analysis of the fewest volunteers needed to provide sufficient statistical power to determine efficacy. Typically, phase 2 studies involve 100 to 300 patients who suffer from the condition the new drug is intended to treat. During phase 2 studies, researchers seek to determine the effective dose, the method of delivery (e.g., oral or intravenous), and the dosing interval, as well as to reconfirm product safety. Patients in this stage are monitored carefully and assessed continuously. A substantial number of these drug trials are discontinued during phase 2 studies. Some drugs turn out to be ineffective, while others have safety problems or intolerable side effects.

Phase 3 trials are the final step before seeking FDA approval. During phase 3, researchers try to confirm previous findings in a larger population. These studies usually last from 2 to 10 years and involve thousands of patients across multiple sites. These studies are used to demonstrate further safety and effectiveness and to determine the best dosage. Despite the intense scrutiny, a product receives before undergoing expensive and extensive phase 3 testing, approximately 10% of medications fail in phase 3 trials.

If a drug survives the clinical trials, an NDA is submitted to the FDA. An NDA contains all the preclinical and clinical information obtained during the testing phase. The application contains information on the chemical makeup and manufacturing process, pharmacology and toxicity of the compound, human pharmacokinetics, results of the clinical trials, and proposed labeling. An NDA can include experience with the medication from outside the United States as well as external studies related to the drug.

After receiving an NDA, the FDA completes an independent review and makes its recommendations. The Prescription Drug User Fee Act of 1992 (PDUFA) was designed to help shorten the review time. This act allowed the agency to collect user fees from pharmaceutical companies as financial support to enhance the review process. The 1992 act specifies that the FDA reviews a standard drug application within 12 months and a priority application within 6 months. Application for drugs similar to those on the market are considered standard, whereas priority applications represent drugs offering important advances in addition to existing treatments. If during the review the FDA staff feels there is a need for additional information or corrections, they will make a written request to the applicant. During the review process it is not unusual for the FDA to interact with the applicant staff.

Once the review is complete, the NDA might be approved or rejected. If the drug is not approved, the applicant is given the reasons why and what information could be provided to make the application acceptable. Sometimes the FDA makes a tentative approval recommendation, requesting that a minor deficiency or labeling issue be corrected before final approval. Once a drug is approved, it can be marketed.

Some approvals contain conditions that must be met after initial marketing, such as conducting additional clinical studies. For example, the FDA might request a post-marketing, or phase 4, study to examine the risks and benefits of the new drug in a different population or to conduct special monitoring in a high-risk population. Alternatively, a phase 4 study might be initiated by the sponsor to assess such issues as the longer-term effects of drug exposure, to optimize the dose for marketing, to evaluate the effects in pediatric patients, or to examine the effectiveness of the drug for additional indications. Post-marketing surveillance is important, because even the most well-designed phase 3 studies might not uncover every problem that could become apparent once a product is widely used. Furthermore, the new product might be more widely used by groups that might not have been well studied in the clinical trials, such as elderly patients. A crucial element in this process is that physicians report any untoward complications. The FDA has set up a medical reporting program called Medwatch to track serious adverse events. The manufacturer must report adverse drug reactions at quarterly intervals for the first 3 years after approval including a special report for any serious and unexpected adverse reactions.

Employees

As of February 26, 2018, we had one full-time employee. Our two executive officers, Jonah Meer and Ido Merfeld, who are our sole officers and directors, are responsible for the day-to-day operations of our company. We currently outsource all professional services to third parties in an effort to maintain lower operational costs.

Research and Development

During the years ended December 31, 2017 and 2016, we incurred research and development costs of $1,179,777 and $156,000, respectively.

Item 1A: Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties
The Company entered into a month to month lease agreement for office space at 777 Brickell Avenue, Suite 500, Miami, Florida 33131 for $70 per month. The Company believes that this space is adequate for its current needs and the lease provides it with the flexibility and ability to expand when necessary.
Item 3. Legal Proceedings

There are no pending legal proceedings to which we are a party or in which any director, officer or affiliate of ours, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our common stock has been quoted on the OTC pink sheets under the symbol "BLMB" since July 3, 2017 and since August 10, 2017 under the symbol "QRON". Prior to July 3, 2017, there was no trading market for our common stock.
The following table sets forth the high and low sales prices as reported on the OTC pink sheets. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.
2017	High	Low
Third Quarter	$3.00	$1.00
Fourth Quarter	$3.00	$2.80

The last reported sales price of our common stock on the OTC pink sheets on February 15, 2018, the most recent trading date, was $2.70.
As of February 26, 2018, there were 41 stockholders of record of our common stock.

Dividend Policy

The Company has never paid dividends on its common stock and does not anticipate that it will pay dividends in the foreseeable future. It intends to use any future earnings for the expansion of its business. Any future determination of applicable dividends will be made at the discretion of the board of directors and will depend on the results of operations, financial condition, capital requirements and other factors deemed relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2017:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-		-	-

Equity compensation plans not approved by security holders (1)	960,00	(2)	$1.93	-
______________
(1) On December 14, 2016, the Board adopted the Plan as described in Item 10 of this Annual Report on Form 10-K. 10 million shares are reserved for issuance under the Plan.
(2) Represents (i) five-year options granted to each of Jonah Meer and Ido Meerfeld to purchase 300,000 shares of common stock at $2.00 per share which are exercisable commencing December 4, 2018, (ii) three-year options to purchase an aggregate of 20,000 shares of common stock at $2.00 per share granted to each of Motti Ratmansky and Albert Pinhasov, each a Science Advisor, (iii) three-year options to purchase an aggregate of 30,000 shares of common stock at $0.40 per share to Yitshak Francis, a Science Advisor, and (iv) awards of 145,000 shares of common stock to each of Danny Baranes and Liat Hammer, each a Science Advisor, which vest on December 18, 2018, as set forth in Note 7 to the financial statements under Item 8 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

On January 27, 2017, the Company sold an aggregate of 1,124,000 shares of its common stock at a purchase price of $0.25 per share to 37 accredited investors for aggregate gross proceeds of $281,000 in a private offering under Regulation D of the Securities Act of 1933, as amended. For every two shares of common stock purchased, an investor received a warrant to purchase one share of common stock at an exercise price of $0.40 per share. The warrant was immediately exercisable and expires on December 31, 2019.

On July 11, 2017, the Company issued 8,000 shares of common stock and a warrant to purchase 4,000 shares of common stock to an accredited investor for gross proceeds of $2,000. On November 1, 2017, such accredited investor exercised the warrant on a cashless basis and was issued 3,429 shares of common stock by the Company. .

The Company and Ariel Scientific Innovations Ltd., formerly known as Ariel University R&D Co., Ltd. entered into Addendum #1, effective December 13, 2017 (the "Addendum") to the License Agreement pursuant to which Ariel was permitted to exercise a portion of the warrant granted pursuant to the License Agreement. On December 13, 2017, the Company issued 119,950 shares of common stock to Ariel, representing 1% of the issued and outstanding shares of the Company on such date.

On December 14, 2017, the Company issued 145,000 shares of its common stock to each of Professor Danny Baranes and Dr. Liat Hammer, the Company's Scientific Advisors, for advisory services provided to the Company.

None of the above issuances involved any underwriters, underwriting discounts or commissions, or any public offering and we believe are exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.

Item 6. Selected Financial Data

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Our Management's Discussion and Analysis contains forward-looking statements relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. You should not place undue reliance on these statements, which speak only as of the date that they were made. These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future. Except as required by applicable law, we do not intend to update any of the forward-looking statements to conform these statements to actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

The management's discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, the audited financial statements and related notes elsewhere in this Annual Report on Form 10-K.

Plan of Operation

To date, we have not yet developed any candidate for product development nor generated any revenue from the sales of products or services.

In the next 12 months, we plan on establishing additional research teams with each team focusing on a specific area of research in conformance with our multidisciplinary approach in  integrating the biological, chemical and mechanical challenges of treating traumatic brain injury to enable the development of what we believe to be our novel stem cell delivery system, via an implantable product.

We also plan to further develop our proprietary, neuro-regenerative mesenchymal stem cell lines as it relates to our product candidate and to continue working with Dartmouth College in our development of innovative 3D printable biocompatible advanced materials and stem cell delivery techniques.

On January 9, 2017, Ariel filed a US provisional patent application related to our neural cell development research. A U.S. provisional patent application provides the means to establish an early effective filing date for a later filed non-provisional patent application. It does not mature into an issued patent unless the applicant files a regular non-provisional patent application within one year. On January 22, 2018, Ariel refiled the provisional patent application. Subject to positive efficacy findings, we currently intend to file for a non-provisional application within one year of the filing of the refiled provisional application.

As our research progresses if and when we achieve functional supporting results, we or Ariel intend to file for additional patents. Under the License Agreement, Ariel will be responsible for the preparation, filing, prosecution and protection of the patents. Such preparation shall be done in consultation with the Company, provided expenses in excess of $1,000 will require Company pre-approval. The Company shall reimburse Ariel for all documented patent-related expenses. We currently estimate the cost of such patent preparation and filing to be approximately $7,000 which we intend to fund with the Company's operating capital.

We will continue exploring sources of additional debt and equity financings as well as available grants.

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

Operating Expenses

For the years ended December 31, 2017 and December 31, 2016 (from inception on August 22, 2016):
	For the Year ended December 31,
	2017	2016
Operating expenses:
Research and development expenses	1,179,777	156,000
Professional fees	22,429	2,792
General and administrative expenses	200,939	6,578
Total operating expenses	1,403,145	165,370

Total operating expenses for the year ended December 31, 2017 were $1,403,145 compared to $169,240 for the year ended December 31, 2016. Operating expenses for the year ended December 31, 2017 consisted of research and development expenses of $1,179,777, which included  $1,147,860  in stock based compensation for stock awards issued to certain of our Scientific Advisors and the value of milestone stock awards issued to Ariel in 2017, as compared to operating expenses for the year ended December 31, 2016 which consisted of  research and development expenses of $56,000 for stock based compensation for stock awards issued to certain of our Scientific Advisors. Professional fees totaled $22,429 for the year ended December 31, 2017, as compared to professional fees of $2,792 for the year ended December 31, 2016, which consisted primarily of legal and accounting fees. General and administrative expenses totaled $200,939 for the year ended December 31, 2017 as compared to $6,578 for the year ended December 31, 2016. General and administrative expenses for the year ended December 31, 2017 consisted of $135,529 in stock based compensation associated with the issuance of stock options to certain members of our Scientific Advisory board as well as two officers, and advertising and marketing fees of $28,481, as well as other general office expenses.   General and administrative costs for the year ended December 31, 2016 consisted primarily of general office expenses and a one-time cost related to the issuance of preferred stock to our two directors of $2,598.

Other expenses

Other expenses for the year ended December 31, 2017 were $20,295 compared to $3,870 for the year ended December 31, 2016. Included in other expenses for the year ended December 31, 2017 are accrued interest expense on the Company's convertible notes of $1,124 and accretion of the debt discount related thereto totaling $13,082, as well as the loss on the associated derivative liability over the period of $6,090. For the year ended December 31, 2016 the Company recorded accrued interest on its convertible notes of $287 and accretion of the debt discount related thereto of $3,583 with no such loss on the change in the derivative liability.

Statement of Cash Flows

The following table summarizes our cash flows for the period presented:
	For the Year ended December 31,
	2017	2016
Net cash provided (used by) operating activities	(121,927)	(106,772)
Net cash provided from (used by) investing activities	-	-
Net cash provided from financing activities	24,452	262,014
Increase (decrease) in cash and cash equivalents	(97,475)	155,242

During the year ended December 31, 2017, our net cash decreased by $97,475 as compared to an increase to net cash in fiscal 2016 of $155,242.

Cash Used in Operating Activities

Cash used in operating activities for the year ended December 31, 2017 totaled $121,927as compared to $106,772 for the year ended December 31, as a result of an increase in prepaid expenses and accounts payable, as compared to only a small increase to accounts payable for the year ended December 31, 2017.

Fiscal 2017 includes adjustments for various for non-cash items including stock awards issued to Scientific Advisory Board members of $812,000,  shares issued in respect of certain milestone events to our technology licensing partner valued at $335,860, stock options granted to officers and consultants totaling $135,029, accretion of the debt discount of $13,082 and a change in derivative liabilities of $6,090 compared to non cash reconciling adjustments in fiscal 2016 including the issuance of preferred stock to directors of $2,598, stock awards to Science Advisors of $56,000 and accretion of debt discount of $3,583.

Cash Provided by Investing Activities

There was no cash provided by investing activities for the years ended December 31, 2017 and December 31, 2016.

Cash Provided by Financing Activities

During the year ended December 31, 2017 financing activities provided cash of $24,452 which consisted of $32,000 in proceeds from private placements, $15,000 in proceeds from convertible notes, offset by financing costs of $22,548 associated with the filing of our registration statement on Form S-1.  During the year ended December 31, 2016, financing activities provided cash of $262,014 which consisted of proceeds of $251,000 from our private placement offering, proceeds of $10,000 received from the issuance of a convertible note, and proceeds of $1,014 from shares issued to our co-founders.

Liquidity and Capital Resources
As of December 31, 2017, we had cash of $57,767. We are in the early stage of development and have experienced net losses to date, and have not generated revenue from operations which raises substantial doubt about our ability to continue as a going concern. There are a number of conditions that we must satisfy before we will be able to commercialize our potential product and generate revenue, including successful development of a product candidate, which includes clinical trials, FDA approval, demonstration of effectiveness sufficient to generate commercial orders by customers, establishing production capabilities as well as effective marketing and sales capabilities for our product. We do not currently have sufficient resources to accomplish any of these conditions necessary for us to generate revenue and currently expect to incur increasing operating expenses. We will require substantial additional funds for operations, the service of debt and toto fund our business objectives. We will have to continue to rely on equity and debt financing. There can be no assurance that financing, whether debt or equity, will always be available to us in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms favorable to us. While we secured financing in the amount of $500,000 in January 2018, without additional financing, we do not believe our resources will be sufficient to meet our operating and capital needs beyond the fourth quarter of 2018.
Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Critical Accounting Policies

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in the Notes to our Financial Statements.  Refer to Note 2 of the Audited Condensed Financial Statements included herein.

Research and Development Costs: The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, "Research and Development". Research and development costs were $1,179,777 for the year ended December 31, 2017, inclusive of stock-based compensation costs (2016 – $156,000).

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred. The Company incurred $28,481 in advertising and marketing costs during the year ended December 31, 2017.
Stock-Based Compensation and Other Share-Based Payments: The expense attributable to the Company's directors is recognized over the period in which the amounts are earned and vested, and the expense attributable to the Company's non-employees is recognized when vested, as described in Note 7, Stock Plan.
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

Recent Accounting Pronouncements
Recent accounting pronouncements, other than below, issued by the FASB (including its EITF), the AICPA and the SEC did not or are not believed by management to have a material effect on the Company's present or future financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). The objective of the ASU is to improve the financial reporting of hedging relationships in order to better portray the economic results of an entity's risk management activities in its financial statements and to make certain targeted improvements to simplify the application of hedge accounting guidance. ASU 2017-12 is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of ASU 2017-12 on the Company's financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. The Company is currently evaluating the impact of ASU 2017-09 on the Company's financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Qrons Inc.

To The Board of Directors and Stockholders of
Qrons Inc.

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Qrons Inc. (the Company) as of December 31, 2017 and 2016, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2017 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has not generated revenues sufficient to cover operating expenses and will need additional capital to service its debt obligations.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Pinnacle Accountancy Group of Utah
We have served as the Company's auditor since 2016
Farmington, Utah
February 28, 2018

QRONS INC.
BALANCE SHEETS

	December 31, 2017	December 31, 2016

ASSETS
Current assets
Cash and cash equivalents	$57,767	$155,242
Prepaid expenses	15,812	-
Total current assets	73,579	155,242

TOTAL ASSETS	$73,579	$155,242

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$14,141	$287
Accounts payable and accrued liabilities – related party	1,410	-
Convertible note – related party, net of debt discount	6,665	3,583
Derivative liabilities	31,090	-
Total current liabilities	53,306	3,870

Total liabilities	53,306	3,870

Stockholders' equity
Series A Preferred Shares: $0.001 par value, authorized 10,000; 2,000 shares issued and outstanding	2	2
Common stock, $0.0001 par value: shares authorized 100,000,000; 12,404,910 and 11,424,000 shares issued and outstanding at December 31, 2017 and 2016, respectively	1,240	1,142
Additional Paid-in Capital	1,611,711	319,468
Accumulated deficit	(1,592,680)	(169,240)
Total stockholder's equity	20,273	151,372
TOTAL LIABILITIES & EQUITY	$73,579	$155,242

The accompanying notes are an integral part of these audited financial statements.

QRONS INC.
CONDENSED STATEMENTS OF OPERATIONS

	For the Year ended December 31,
	2017	2016
Net sales	$-	$-

Operating expenses:
Research and development expenses	1,179,777	156,000
Professional fees	22,429	2,792
General and administrative expenses	200,939	6,578
Total operating expenses	1,403,145	165,370

Income (loss) from operations	(1,403,145)	(165,370)

Other Income (expense)
Interest expense	(14,205)	(3,870)
Change in derivative liabilities	(6,090)	-
Other (expense)	(20,295)	(3,870)

Net (loss)	$(1,423,440)	$(169,240)

Net (loss) per common shares (basic and diluted)	$(0.12)	$(0.02)

Weighted average shares outstanding
Basic and diluted	11,657,791	10,406,779

The accompanying notes are an integral part of these audited financial statements.

QRONS INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Series A Preferred Shares		Common Stock		Additional Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, August 22, 2016	-	$-	-	$-	$-	$-	$-
Issuance of common stock and Series A preferred shares	2,000	2	10,120,000	1,012	2,598	-	3,612
Issuance of common stock for private placement	-	-	1,004,000	100	250,900	-	251,000
Shares issued for stock awards	-	-	300,000	30	55,970	-	56,000
Beneficial conversion feature associated with convertible note	-	-	-	-	10,000	-	10,000
Net loss for the period	-		-	-	-	(169,240)	(169,240)
Balance, December 31, 2016	2,000	2	11,424,000	1,142	319,468	(169,240)	151,372
Issuance of common stock for private placement	-	-	128,000	13	31,987	-	32,000
Financing costs associated with S-1	-	-	-	-	(22,548)	-	(22,548)
Warrants exercised associated with private placement	-	-	442,960	44	(44)	-	-
Warrants exercised associated with License and Research Funding Agreement	-	-	119,950	12	335,848	-	335,860
Shares issued for stock awards	-	-	290,000	29	811,971	-	812,000
Stock option granted to officers	-	-	-	-	106,029	-	106,029
Stock option granted to non-employees	-	-	-	-	29,000	-	29,000
Net loss for the period	-	-	-	-	-	(1,423,440)	(1,423,440)
Balance, December 31, 2017	2,000	$2	12,404,910	$1,240	$1,611,711	$(1,592,680)	$20,273

The accompanying notes are an integral part of these audited financial statements.

QRONS INC.
CONDENSED STATEMENTS OF CASH FLOWS

	For the Year ended December 31,
	2017	2016
Cash Flows From Operating Activities
Net loss	$(1,423,440)	$(169,240)
Adjustments to reconcile net income to net cash provided from (used by) operating activities:
Preferred stock issued to Directors, valuation	-	2,598
Stock awards recorded as research and development expense	812,000	56,000
Shares issued as research and development expense	335,860	-
Stock option granted and recorded as advisory services	106,029	-
Stock option vested and recorded as consulting fees	29,000	-
Accretion of debt discount	13,082	3,583
Change in derivative liabilities	6,090	-
Changes in operating assets and liabilities:		-
Prepaid expenses	(15,812)	-
Accounts payable and accrued liabilities	13,854	287
Accounts payable and accrued liabilities, related party	1,410	-
Net cash provided (used by) operating activities	(121,927)	(106,772)
		-
Cash Flows From Investing Activities
Net cash provided from (used by) investing activities	-	-

Cash Flows From Financing Activities
Proceeds from issuance of common stock	-	1,012
Proceeds from sale of Series A preferred stock	-	2
Proceeds from private placement	32,000	251,000
Financing costs	(22,548)	-
Proceeds from convertible note	15,000	10,000
Net cash provided from financing activities	24,452	262,014

Increase (decrease) in cash and cash equivalents	(97,475)	155,242

Cash at beginning of period	155,242	-
Cash at end of period	57,767	155,242

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
Derivative liability associated with debt discount	$25,000	$-

The accompanying notes are an integral part of these audited financial statements.

QRONS INC.
NOTES TO AUDITED FINANCIAL STATEMENTS

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
On December 14, 2016, the Company entered into a license and research funding agreement ("License Agreement") with Ariel Scientific Innovations Ltd., formerly known as Ariel University R&D Co., Ltd., ("Ariel"), a wholly owned subsidiary of Ariel University, based in Ariel, Israel. Under the terms of the License Agreement, Professor Danny Baranes, the principal investigator and his research team will carry out further research relating to cell treatment with conditioned medium for neuronal tissue regeneration and repair. In consideration for payments under the License Agreement, the Company received an exclusive worldwide royalty- bearing license in Ariel patents and know-how to develop and commercialize products based on or incorporating conditioned medium for neuronal tissue regeneration and/or repair, resulting from Ariel's research or technology or the Company's research funding (the "Products).
Under the License Agreement, the Company is required to use its best efforts to develop and commercialize the Products in accordance with development milestones set forth in the Agreement.
On July 6, 2017, the board of directors and a majority of the Company's shareholders approved an amendment to the Company's Articles of Incorporation to change the name of the Company from "BioLabMart Inc." to "Qrons Inc.". On August 8, 2017, the Company filed Amended Articles of Incorporation with the State of Wyoming to effectuate such name change.
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
On December 14, 2017, the Company entered into a services agreement with Ariel pursuant to which a team under the direction of Prof. Baranes will conduct molecular biology research activities involving the testing of scaffold materials for the Company.
As at the report date, the Company is aggressively continuing with the development of its cell-based solutions relative to traumatic brain injuries.

QRONS INC.
NOTES TO AUDITED FINANCIAL STATEMENTS

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
Research and Development Costs: The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, "Research and Development". Research and development costs were $1,179,777 for the year ended December 31, 2017, inclusive of stock based compensation costs (2016 – $156,000).
Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred. The Company incurred $28,481 in advertising and marketing costs during the year ended December 31, 2017 (2016 - $0).
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
Stock-Based Compensation and Other Share-Based Payments: The expense attributable to the Company's Directors is recognized over the period the amounts are earned and vested, and the expense attributable to the Company's non-employees is recognized when vested, as described in Note 7, Stock Plan.
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

QRONS INC.
NOTES TO AUDITED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)
Fair Value of Financial Instruments (continued)
The following table provides a summary of the fair value of our derivative liabilities as of December 31, 2017 and December 31, 2016:
	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of December 31, 2017:
Liabilities
Derivative liabilities	$-	$-	$31,090

As of December 31, 2016:
Liabilities
Derivative liabilities	$-	$-	$-

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

Potential common stock consists of the incremental common stock issuable upon the exercise of common stock warrants (using the if-converted method), convertible notes, classes of shares with conversion features, and stock awards and stock options. The computation of basic loss per share for the periods ended December 31, 2017 and 2016 excludes potentially dilutive securities of  underlying share purchase warrants, convertible notes, stock options and preferred shares, because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted.

The table below reflects the potentially dilutive securities at each reporting period which have been excluded from the computation of diluted net loss per share:

	December 31, 2017	December 31, 2016
Stock purchase warrants	54,000	502,000
Research Warrrants at 3% of issued and outstanding shares	372,147	-
Convertible Notes	18,864	-
Series A Preferred shares	700	-
Stock options, vested	13,334	-
Stock options, not yet vested	656,666
Stock awards, not yet vested	290,000
	1,405,711	502,000

QRONS INC.
NOTES TO AUDITED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements: Recent accounting pronouncements, other than below, issued by the FASB (including its EITF), the AICPA and the SEC did not or are not believed by management to have a material effect on the Company's present or future financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). The objective of the ASU is to improve the financial reporting of hedging relationships in order to better portray the economic results of an entity's risk management activities in its financial statements and to make certain targeted improvements to simplify the application of hedge accounting guidance. ASU 2017-12 is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of ASU 2017-12 on the Company's financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting. The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. The Company is currently evaluating the impact of ASU 2017-09 on the Company's financial statements.

Note 3 – Going Concern

The Company has experienced net losses to date, and it has not generated revenue from operations, and will need additional working capital to service debt and for ongoing operations, which raises substantial doubt about its ability to continue as a going concern.  The Company will have to continue to rely on equity and debt financing. There can be no assurance that financing, whether debt or equity, will always be available to the Company in the amount required at any particular time or for any particular period or, if available, that it can be obtained on favorable terms.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amount and classification of liabilities that might cause results from this uncertainty.
Note 4 – Convertible Note – Related Party and Derivative Liabilities
On September 1, 2016, the Company entered into a convertible debenture agreement with CubeSquare, LLC ("CubeSquare"), of which our Chief Executive Officer is the managing partner and our President is a 25% owner. The Company received proceeds of $10,000 during fiscal 2016 ("Note 1"). The note bears interest at 8% per annum and was due on September 1, 2017. Interest accrues from September 1, 2016 and is payable on maturity. Interest is payable, at the lender's option, in cash or common stock. Any portion of the loan and unpaid interest are convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of the greater of (i) $0.0625 per share if the Company's shares are not trading on a public market and; (ii) in the event the Company's shares are listed for trading on a public market, the conversion price shall be equal to a 50% discount to  the average of the five  lowest trading prices during the previous twenty  trading days prior to the date of the notice of conversion from the lender.
On September 28, 2017 the Company and CubeSquare amended Note 1 to extend the maturity date of the note from September 1, 2017 to September 1, 2018 under the same terms and conditions.
On September 27, 2017, the Company entered into a second convertible debenture agreement with CubeSquare under which the Company received proceeds of $15,000 (Note 2). Note 2 bears interest at 8% per annum and is due on September 27, 2018. Interest shall accrue from September 27, 2017 and shall be payable on maturity.   Any portion of the principal and unpaid interest under the note is convertible at any time at the option of CubeSquare into shares of common stock of the Company at a conversion price equal to a 50% discount to the average of the five lowest trading prices during the previous twenty trading days prior to the date of the notice of conversion from CubeSquare.

QRONS INC.
NOTES TO AUDITED FINANCIAL STATEMENTS

Note 4 – Convertible Note – Related Party and Derivative Liabilities (continued)
The Company analyzed the amendment to Note 1 and Note 2 under ASC 815-10-15-83 and concluded that these two convertible debentures meet the definition of a derivative. We estimated the fair value of the derivative on the inception dates, and subsequently, using the Black-Scholes valuation technique, adjusted for the effect of dilution, because that technique embodies all of the assumptions (including, volatility, expected terms, and risk-free rates) that are necessary to fair value complex derivate instruments.
The carrying value of these convertible notes is as follows:
	December 31, 2017	December 31, 2016
Face value of certain convertible notes	$25,000	$10,000
Less: unamortized discount	(18,335)	(6,417)
Carrying value	$6,665	$3,583

Amortization of the discount over the years ended December 31, 2017 and 2016 totaled $13,082 and $3,583, respectively, which amounts have been recorded as interest expense.
As a result of the application of ASC No. 815 in period ended December 31, 2017 the fair value of the conversion feature is summarized as follows:
Balance at December 31, 2016	$-
Derivative addition associated with convertible notes	25,000
Loss on change in fair value	6,090
Balance at December 31, 2017	$31,090

The fair value at the commitment and re-measurement dates for the Company's derivative liabilities were based upon the following management assumptions as of September 30, 2017 and commitment date:
	Commitment Date	December 31, 2017
Expected dividends	0	0
Expected volatility	101% ~103%	110% ~ 115%
Expected term	0.92 ~ 1 year	0.67 ~0.74 year
Risk free interest rate	1.33%	1.53 ~ 1.65%

Note 5 – License and Research Funding Agreement
On December 14, 2016 the Company entered into a License and Research Funding Agreement (the "License Agreement") with Ariel Scientific Innovations Ltd., formerly known as Ariel University R&D Co., Ltd. ("Ariel"), a wholly owned subsidiary of Ariel University ("AU") based in Israel, pursuant to which:

-	In the course of research performed at AU, Prof. Danny Baranes has developed certain technology relating to coral based and non-coral based conditioned medium for tissue regeneration and repair;
-	the Company wishes to receive a license from Ariel and in order to secure receipt of such license, agrees to fund further research at AU relating to such technology; and
-	Ariel is willing to grant the Company a license, pursuant to the terms of the License Agreement to allow it to develop and commercialize products.

QRONS INC.
NOTES TO AUDITED FINANCIAL STATEMENTS
Note 5 – License and Research Funding Agreement (continued)

Pursuant to the above noted License Agreement, the Company shall fund the research completed during the research period in the total amount of $100,000.

In addition, upon the occurrence of an Exit Event (as defined in the License Agreement) of the Company or of any affiliate commercializing the products, the Company is obligated to issue to Ariel an immediately exercisable warrant for that number of shares equal to 4% of the issued and outstanding shares of the Company at the time of issuance.

The Company and Ariel Scientific Innovations Ltd., formerly known as Ariel University R&D Co., Ltd.entered into Addendum #1, effective December 13, 2017 (the "Addendum") to the License Agreement pursuant to which Ariel was permitted to exercise a portion of the warrant granted pursuant to the License Agreement. On December 13, 2017, the Company issued 119,950 shares of common stock to Ariel, representing 1% of the issued and outstanding shares of the Company on such date, and valued at $335,860. The right to the balance of the shares subject to the warrant remains subject to the terms of the License Agreement and the occurrence of an Exit Event (as described in the License Agreement). In addition, the Addendum provides that Ariel may not request a demand registration until the balance of the shares subject to the warrant is exercised.

In addition to the other payments, the Company will pay Ariel upon the occurrence of the following milestone events, additional payments which be due within 6 months of completion of the milestone:

-	Upon successful clinical FDA Phase II completion - $130,000; and
-	Upon successful clinical FDA Phase III completion - $390,000

Upon successful development and commercialization and in recognition of the rights and licenses granted to the Company pursuant to the License Agreement, the Company will be subject to certain royalty payments as specified in the License Agreement.

During the year ended December 31, 2016, the Company incurred research and development costs of $156,000, which amount includes the aforementioned funding of $100,000 pursuant to the License Agreement as well as $56,000 recorded as stock-based compensation in respect to certain stock awards discussed in Note 6 below.

During the year ended December 31, 2017, the Company incurred total research and development costs of $1,179,777, which amount includes the aforementioned value of 119,950 shares of common stock at $335,860 pursuant to the License Agreement, as well as $812,000 recorded as stock-based compensation in respect to certain stock awards discussed in Note 6 below granted to various members of the Company's scientific advisory board.

On December 14, 2017, the Company entered into a 12-month services agreement with Ariel (the "Services Agreement") pursuant to which a team at Ariel University under the direction of Prof. Danny Baranes (the "Scientist") will conduct molecular biology research activities involving the testing of scaffold materials for the Company. If the Scientist ceases to provide services, the Company must be notified and a replacement acceptable to the Company must be found within 30 days or the Company may terminate the Services Agreement.

QRONS INC.
NOTES TO AUDITED FINANCIAL STATEMENTS
Note 6 – Commitments

(1)	Service Agreement with Ariel

As compensation for the services provided, the Company will pay Ariel (i) $17,250 within five business days of the execution of the Services Agreement, and (ii) $17,250 by May 1, 2018.

The Services Agreement may be terminated by the non-breaching party upon a material breach that is not cured within 30 days by the other party. The Services Agreement may also be terminated by the Company upon thirty days' written notice to Ariel. Ariel must keep confidential information of the Company confidential for five years after the term of the Services Agreement.

During the year ended December 31, 2017, $17,250 was paid of which $1,438 was expensed in fiscal year 2017 and the remaining $15,812 will be expensed in a subsequent period.

(2)	Science Advisory Board Member Consulting Agreements (the "Agreements")

As part of its ongoing program of research and development, the Company has retained distinguished scientists and other qualified individuals to advise the Company with respect to its technology and business strategy and to assist it in the research, development and analysis of the Company's technology and products. In furtherance thereof, the Company has retained certain Advisors as members of its Scientific Advisory Board as described below, and the Company and Advisors have entered into agreements with the following terms and conditions:

-
Scientific Advisory Board and Consulting Services - Advisor shall provide general consulting services to Company (the "Services") as a member of its Scientific Advisory Board ("SAB"). As a member of the SAB, Advisor agrees to provide the Services as follows: (a) attending meetings of the Company's SAB; (b) performing the duties of a SAB member at such meetings, as established from time to time by the mutual agreement of the Company and the SAB members, including without limitation meeting with Company employees, consultants and other SAB members, reviewing goals of the Company and assisting in developing strategies for achieving such goals, and providing advice, support, theories, techniques and improvements in the Company's scientific research and product development activities; and (c) providing consulting services to Company at its request, including a reasonable amount of informal consultation over the telephone or otherwise as requested by Company. Advisor's consultation with Company will involve services as scientific, technical and business advisor to the Company and its senior team as needed with respect to the field of neuronal injuries and neuro degenerative diseases ("the "Field") and requires the application of unique, special and extraordinary skills and knowledge that Advisor possesses in the Field.

-
SAB Consulting Compensation -  the Company shall grant to Advisor the option to purchase certain number of shares of the common stock of the Company as per the stock option award grant. The options are subject to terms and provisions of the Company's 2016 Stock Option and Stock Award Plan.

On November 15, 2017, the Company entered into Agreements with three Advisors under the terms of which two Advisors are granted the option under the 2016 Stock Option and Award Plan to purchase Twenty Thousand (20,000) shares of common stock under certain vesting terms and one Advisor under the 2016 Stock Option and Award Plan is granted an option to purchase Thirty Thousand (30,000) shares of common stock under certain vesting terms.

The Company recorded stock-based compensation in the amount of $29,000 in respect to these options grants during fiscal 2017 which amount has been allocated as advisory services as part of general and administrative expenses. (ref Note 7 – Stock Plan)

QRONS INC.
NOTES TO AUDITED FINANCIAL STATEMENTS

Note 7 – Stock Plan
2016 Stock Option and Stock Award
On December 14, 2016, the Board adopted the Company 2016 Stock Option and Stock Award Plan (the "Plan"). The Plan provides for the award of stock options (incentive and non-qualified), stock awards and stock appreciation rights to officers, directors, employees and consultants who provide services to the Company. The terms of awards under the Plan are made by the Administrator of the Plan appointed by the Company's Board of Directors (the "Board"), or in the absence of an Administrator, by the Board. The Company has reserved 10 million shares for issuance under the Plan.
Stock Award:
On December 14, 2016, the Board awarded to each of its Science Advisors, Prof. Danny Baranes and Dr. Liat Hammer, a total of 440,000 shares of common stock of which 150,000 shares vested on December 14, 2016, 145,000 shares vested on December 14, 2017, and 145,000 shares will vest on December 14, 2018, provided such advisors are still providing services to the Company.
	For Year ended December 31,
	2017	2016
Number of shares issued	290,000	300,000
Fair market value per share	$2.80	$0.1867
Stock based compensation recognized	$812,000	$56,000

The value of the vested awards have been recorded as research and development expenses in the respective periods.  A total of 290,000 stock awards are expected to vest during fiscal 2018.
Stock Options:

(a)	Stock Options granted to Science Advisors:

On November 15, 2017, under the 2016 Stock Option and Award Plan , the Board awarded two of its Science Advisors the following three-year stock options: (i) an immediately exercisable option to purchase 6,667 shares of common stock at an exercise price of $2.00 per share, (ii) an option to purchase 6,667 shares of common stock exercisable on November 15, 2018 at an exercise price of $2.00 per share and (iii) an option to purchase 6,666 shares of common stock exercisable on November 15, 2019 at an exercise price of $2.00 per share, provided the advisors are still providing services to the Company.

On November 15, 2017, under the 2016 Stock Option and Award Plan , the Board awarded a Science Advisor, the following three-year stock options: (i) an option to purchase 15,000 shares of common stock, exercisable on November 15, 2018 at an exercise price of $0.40 per share and (ii) an option to purchase 15,000 shares of common stock exercisable on on November 15, 2019 at an exercise price of $0.40 per share, provided the advisor is still providing services to the Company.

During the year ended December 31, 2017, total recognized compensation in respect of the above stock option compensation was $29,000, which amount has been allocated as advisory services as part of general and administrative expenses. As of December 31, 2017, total unrecognized compensation remaining to be recognized in future periods totaled $135,230.

(b)	Stock Options granted to Officers:

On December 4, 2017, the Board granted five year option awards to each of its two officers for the purchase of 300,000 shares of the common stock of the Company. Option awards are granted with an exercise price of $2 at the date of grant; and vest on December 4, 2018, expiring on December 4, 2022.

During the year ended December 31, 2017, total recognized compensation of $106,029 was recorded as general and administrative expenses. As of December 31, 2017, total unrecognized compensation remaining to be recognized in future periods totaled $1,307,691.

QRONS INC.
NOTES TO AUDITED FINANCIAL STATEMENTS
Note 7 – Stock Plan (continued)
Stock Options: (continued)
The fair value of each option award above is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions at the measurement date(s):
Measurement date
Dividend yield	0%
Expected volatility	114.69 ~ 126.34%
Risk-free interest rate	1.79% ~ 2.15%
Expected life (years)	3 ~ 5
Stock Price	$2.80
Exercise Price	$0.40 ~ 2.00

A summary of the activity for the Company's stock options for the years ended December 31, 2017 and 2016, is as follows:
	2017
		Weighted Average
	Shares	Exercise Price
Outstanding, beginning of period, December 31, 2016	-	$-
Granted	670,000	$1.93
Exercised	-	$-
Canceled	-	$-
Outstanding, end of period	670,000	$1.93
Options exercisable, end of period	13,334	$2.00
Options expected to vest, end of period	656,666	$1.89
Weighted average fair value of options granted		$2.36
Note 8 – Capital Stock
Authorized:
The Company has authorized 100,000,000 shares of common stock, $0.0001 par value and 10,000 shares of a class of preferred stock called the "Series A Preferred Stock", par value $0.001.
Series A Preferred Stock:
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
At inception on August 22, 2016, the Company approved the issuance of 1,000 shares of Series A Preferred Stock at par value to Jonah Meer, the Company's Chief Executive Officer, Chief Financial Officer and Secretary, for cash $1 was paid for the Series A Preferred Stock.

QRONS INC.
NOTES TO AUDITED FINANCIAL STATEMENTS

Note 8 – Capital Stock (continued)
Series A Preferred Stock: (continued)

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

Common Stock issuances as of December 31, 2017 and 2016:

At inception on August 22, 2016, the Company issued 5,060,000 shares of common stock at par value Mr. Jonah Meer, the Company's CEO, CFO and Secretary for cash totaling $506.

At inception on August 22, 2016, the Company issued 5,060,000 shares of common stock at par value to Mr. Ido Merfeld, the Company's President for cash totaling $506.

On September 4, 2016, the Company's Board of Directors approved the sale and issuance of up to 1,200,000 shares of the Company's common stock, par value $.0001, at a subscription price of $0.25 per share  For  each two shares of common stock purchased, the holder received an immediately exercisable warrant expiring December 31, 2019 to purchase one share of the Company's common stock at a price of $0.40 per share.

On December 14, 2016, the Company issued 300,000 shares to two Scientific Advisors as a stock award valued at $56,000, or $0.18667 per share, based on price allocation with respect to the aforementioned private placement as to each share of common stock, and recorded the associated cost as research and development expenses. (ref Note 7 – Stock Plan)

During the year ended December 31, 2016, the Company received total proceeds of $251,000 by way of private placement subscriptions for a total of 1,004,000 shares.

All costs incurred with respect to the Form S-1 Registration Statement prior to its effective date on May 10, 2017 totaling $22,548 have been allocated to additional paid in capital.

On December 13, 2017, 119,950 shares were issued to Ariel as an exercise of warrants pursuant to a License Agreement (ref Note 5 – License and Research Funding Agreement). These shares were valued at $335,860 or $2.8 per share, based on fair market value, and the associated cost was recorded as research and development expenses.

On December 14, 2017, the Company issued 290,000 shares to two Scientific Advisors as a stock award, valued at $812,000, or $2.8 per share, based on fair market value, and recorded the associated cost as research and development expenses. (ref Note 7 – Stock Plan).

During the year ended December 31, 2017, the Company received aggregate proceeds of $32,000 in private placement subscriptions for a total of 128,000 shares.

During the year ended December 31, 2017 the Company received warrant exercise notices in respect of 512,000 warrants from various subscribers and issued a total of 442,960 shares of common stock  on a cashless exercise basis as per the cashless exercise formula in the warrant.

QRONS INC.
NOTES TO AUDITED FINANCIAL STATEMENTS
Note 8 – Capital Stock (continued)
Share Purchase Warrants
In accordance with authoritative accounting guidance, the fair value of the aforementioned warrants was calculated using the Black-Scholes option-pricing model with the following assumptions at the measurement date(s):
Measurement date
Dividend yield	0%
Expected volatility	97.90~119.33%
Risk-free interest rate	1.47~1.60%
Expected life (years)	2.71~2.92
Stock Price	$0.25
Exercise Price	$0.40

As of December 31, 2017, the following common stock purchase warrants were outstanding:
	Warrants (1)		Weighted Average Exercise Price
Outstanding – August 22, 2016	-		-
Granted	502,000		$0.40
Forfeited/Canceled	-		-
Exercised	-		-
Outstanding – December 31, 2016	502,000		$0.40
Granted	64,000		0.40
Forfeited/Canceled	-
Exercised	512,000	(2)
Outstanding – December 31, 2017	54,000		$0.40

(1) Each two shares of common stock purchased under the private placement provides for one warrant to acquire an additional share of common stock together with the payment of $0.40.
(2)During the year ended December 31, 2017, investors exercised 512,000 share purchase warrants and received 442,960 underlying shares for exercise on a cashless basis.

Note 9 – Income Taxes
The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  For the fiscal year ended December 31, 2016 the Company measured our U.S. deferred tax assets at a statutory income tax rate of 34%.
On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the Tax Act) was enacted into law including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities as well as reassessing the net realizability of our deferred tax assets and liabilities. The Company does not have any foreign earnings and therefore, we do not anticipate the impact of a transition tax. We have remeasured our U.S. deferred tax assets at a statutory income tax rate of 21%. Since the Tax Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation are expected over the next 12 months, we consider the accounting of any transition tax, deferred tax re-measurements, and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118, and no later than fiscal year end December 31, 2018.

During 2017, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward was approximately $1,589,930 at December 31, 2017 and $169,240 at December 31, 2016 and will begin to expire in the year 2036.

QRONS INC.
NOTES TO AUDITED FINANCIAL STATEMENTS

Note 9 – Income Taxes

The Company had deferred income tax assets as of December 31, 2017 and 2016 as follows:

	December 31, 2017	December 31, 2016
Loss carryforwards	$333,880	$57,540
Less – stock based compensation	(210,600)	(11,760)
Less – derivative liabilities	(1,280)	-
Change in tax effected rates	(22,000)	-
Less - valuation allowance	(100,000)	(45,780)
Total net deferred tax assets	$-	$-

Tax years from inception to fiscal year ended December 31, 2017 have been filed and are open for examination by the taxing authorities. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the period presented. The Company had no accruals for interest and penalties at September 30, 2017. The Company's utilization of any net operating loss carry forward may be unlikely as a result of its intended activities.

Note 10 – Subsequent Events

Subsequent to the fiscal year ended December 31, 2017 the Company sold 312,500 shares of its common stock to Conventus Holdings SA, a BVI corporation ("Conventus") and raised $500,000 pursuant to a subscription agreement, dated January 23, 2018 (the "Subscription Agreement"), in a private placement offering pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended ("Reg S"). The proceeds of the offering will be used for research and general corporate purposes. In connection with the investment, Pavel Hilman, the controlling shareholder of Conventus, entered into a one-year advisory board member consulting agreement, dated January 23, 2018 ("Advisory Board Agreement"), under which Mr. Hilman will serve on the Company's Advisory Board as a business advisor. The Advisory Board Agreement will automatically renew for up to two additional one-year periods, unless earlier terminated by either party upon 30 days' prior written notice to the other party. In consideration for serving on the Advisory Board, the Company awarded 10,000 shares of its common stock to Mr. Hilman under its 2016 Stock Option and Stock Award Plan.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of December 31, 2017, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive, principal operating and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

 Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, as of December 31, 2017, our internal control over financial reporting was not effective.

Our internal controls are not effective for the following reasons: (i) there is an inadequate segregation of duties consistent with control objectives as management is comprised of only two persons, one of which is the Company's principal executive officer and principal financial officer and, (ii) the Company does not have an audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

In order to mitigate the foregoing material weakness, we have engaged an outside accounting consultant with significant experience in the preparation of financial statements in conformity with GAAP to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity with GAAP. We will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate.

We would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will continue to reassess this matter to determine whether improvement in segregation of duty is feasible. In addition, we would need to expand our board to include independent members.

Going forward, we intend to evaluate our processes and procedures and, where practicable and resources permit, implement changes in order to have more effective controls over financial reporting.
This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the exemption provided to issuers that are not "large accelerated filers" nor "accelerated filers" under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages and positions of our current board members and executive officers:

Name	Age	Position(s)

Jonah Meer	62	Chief Executive Officer, Chief Financial Officer, Secretary and Director
Ido Merfeld	53	President and Director

Our directors are elected for a term of one year and serve such director's successor is duly elected and qualified. Each executive officer serves at the pleasure of the Board.

The Company has no nominating, audit or compensation committees at this time. The entire Board participates in the nomination and audit oversight processes and considers executive and director compensation. Given the size of the Company and its stage of development, the entire Board is involved in such decision making processes. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Jonah Meer, Chief Executive Officer, Chief Financial Officer, Secretary and a Director

Mr. Meer has served as our Chief Executive Officer, Chief Financial Officer, Secretary and a Director since the formation of the Company on September 22, 2016. Mr. Meer is an attorney, accountant and entrepreneur. His career started in 1979 and has been spent both in the financial services industry and in the investment world. He has held many executive and fiduciary roles with numerous private and public companies and entities, including a dozen years as Chief Operating Officer of a U.S. broker dealer. Separately he has served on numerous public and private company boards of directors. Since 1998 he has been CEO of jBroker Global Inc., and since 2013 its successor entity, jTrade Global LLC, a software marketing company. In 2005 he was appointed by the Equity Committee to serve as a Bankruptcy Trustee in the Southern District of New York to wind down a complex Liquidating Trust, which was finally terminated in 2015. In 2004 Mr. Meer established ANS Investments, a private company investing in special situations and alternative investments.  In 2016, he founded CubeSquare, a private investment company, to invest in special situations and alternative investments involving public and pre-public companies. Neither ANS Investments nor CubeSquare have a controlling interest in any public company and neither are registered investment advisors. He received his Master of Law degree from New York University, in addition to holding juris doctor and accounting degrees. As a co-founder and Chief Executive Officer, Mr.Meer is involved with the Company's day to day operations which led to his appointment to the Board.

Ido Merfeld, President and a Director

Mr. Merfeld has served as our President and a Director since the formation of the Company on September 22, 2016. In October 1991, Mr. Merfeld co-founded Ivory Software Systems based in Tel Aviv Israel, a start-up company specializing in servicing the financial services industry both in Israel and abroad ("Ivory"). Ivory developed and maintains software, infrastructure and products that allow large financial institutions to trade in the global securities markets on a real time basis. In 1998 he co-founded jBroker Global Inc., a U.S. company covering the distributing and selling of the group's products and services in both the US and Europe. In the last 10 years, he has also been involved in the establishment of several other startup companies including the establishment of a new Art Exchange in Luxemburg and a financial education internet company in the UK. In 2014 Mr. Merfeld, resigned as CEO of Ivory to become its Chairman. He now spends time enrolled in the molecular biology department at Ariel University. He previously received his B.A. in Computer Science, Statistics & Economics from Bar-Ilan University in Israel. As a co-founder and President, Mr.Merfeld is involved with the Company's day to day operations which led to his appointment to the Board.

Board of Advisors

The Company has a Board of Advisors which currently consists of the following six members.

Scientific Advisors

Professor Danny Baranes is Head of the Department of Molecular Biology at Ariel University, and the Principal Investigator for research in connection with the License Agreement. Professor Baranes did his post-doctoral fellowship in neuroscience in the lab of the Nobel laureate Dr. Eric Kandel at Columbia University. Professor Baranes continued on to McGill University, and returned to Israel in 2000 where he has held several positions at Ben Gurion University before joining Ariel University in 2009. He has received numerous international awards, published dozens of articles in leading international scientific journals as well having given numerous lectures and presentations. Professor Baranes received his PhD. in Biochemistry from Hebrew University.

Dr. Liat Hammer is Head of Research and Development at the Company. Prior to assuming this position she was Lab Manager at Ariel University involved in the management of various projects in the field of tissue engineering in vitro and in vivo (brain, cardiomyocyte, liver) and supervising the work of PhDs and M.Sc. students. Previously, after receiving her PhD. in 2007, Dr. Hammer spent 6 years as a senior researcher for a biopharmaceutical company developing an innovative strategy to heal diabetic wounds and ulcers. In that capacity she also exercised supervisory positions and was responsible for coordination and strategic planning, arranging all relevant data, writing patent drafts and patents maintenance. She received her PhD. in Molecular & Cell Biology from Bar-Ilan University in Israel.

Dr. Albert Pinhasov is Vice-President and Dean for Research and Development at Ariel University. He is a molecular biologist specializing in the neurobiology of social behavior. In addition, Dr. Pinhasov was a Postdoctoral Fellow, Drug Discovery CNS Research Team, Johnson and Johnson Pharmaceutical. He received his PhD in Molecular Biology and Clinical Biochemistry from Tel Aviv University in Israel.

Dr. Motti Ratmansky is the head of the Pain Rehabilitation Clinic at the Lowenstein Rehabilitation Hospital in Israel. He was the former head of the Israeli National Instruction Unit for combat medics and medical field units, supervising and training combat medics. Dr. Ratmansky received his Medical Degree from the Technion Medical School in Israel.

Dr. Yitshak Francis received his Biology undergraduate degree from the Technion and his PhD in Medical Molecular Biology from University College London. After his PhD, he joined Columbia University as a post doctorate and after two years became an Associate Research Scientist. During his role as an Associate Research Scientist, he worked on a variety of drug development projects. Additionally, he was a co-founder and CEO of Citta Pharmaceuticals, a Columbia University spin-off biotechnology company that develops drugs for treating Alzheimer's disease. During his role as a CEO, he was responsible for business development, management and fundraising. Currently Dr. Francis serves as Director of Business Development at Ariel Scientific Innovations (Ariel University's tech transfer company), where he facilitates the translation of academic life science projects to the industry. Pursuant to the License Agreement, Dr. Francis was appointed as a non-voting observer on our Board of Directors.

Business Advisor
Pavel Hilman is Chairman of HIG Capital AG, a Swiss holding company, Mr. Hilman has extensive experience in the financial industry and private venture investments in the areas of bio-tech, agri-tech, med-tech, nano-tech and IT. Mr. Hilman currently serves on various executive and advisory Boards and supervisory committees of private and public corporations in the United Kingdom, USA, Switzerland, Israel, Luxemburg, Poland, Russian Federation and the Ukraine.
Involvement in legal proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Family relationships

There are no family relationships among any of our officers or directors.

Committees of the Board of Directors

The Company does not have an audit committee. We are not a "listed company" under SEC rules and are therefore not required to have an audit committee comprised of independent directors.

We do not currently have a "financial expert" within the meaning of the rules and regulations of the SEC.

The Company has no nominating or compensation committees at this time. The entire Board participates in the nomination and audit oversight processes and considers executive and director compensation. Given the size of the Company and its stage of development, the entire Board is involved in such decision-making processes. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Code of Ethics

The Company has not as yet adopted a code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions as required by the Sarbanes-Oxley Act of 2002 due to our small size and limited resources and because management's attention has been focused on matters pertaining to raising capital and the operation of the business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% percent of our equity securities ("Reporting Persons") to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports and representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2017, the Reporting Persons timely filed all such reports.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board.

Item 11. Executive Compensation.

Summary Compensation Table

The following table provides certain information regarding compensation awarded to, earned by or paid to persons serving as our Chief Executive Officer during fiscal 2017 and 2016. No other officer had compensation exceeding $100,000. ("named executive officer").

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other ($)	Total ($)
Jonah Meer, Chief Executive Officer, Chief Financial Officer, Secretary and Director	2017	-	-	-	53,015 (2)	-	53,015(2)
	2016	-	-	-	-	1,299(1)	1,299(1)

(1)  Represents fair value of voting control of preferred stock purchased by directors, upon formation of Company, in excess of cost.
 (2)  Represents a five-year option to purchase 300,000 shares of common stock at an exercise price of $2.00 per share, exercisable on December 4, 2018. During the year ended December 31, 2017, total recognized compensation of $53,015 was recorded as general and administrative expenses. As of December 31, 2017, total unrecognized compensation remaining to be recognized in future periods totals $653,845.

2016 Stock Option and Stock Award Plan

On December 14, 2016, the Board adopted the BioLabMart Inc.  2016 Stock Option and Stock Award Plan (the "Plan"). The Plan provides for the award of stock options (incentive and non-qualified), stock awards and stock appreciation rights to officers, directors, employees and consultants who provide services to the Company. The terms of awards under the Plan are made by the Administrator of the Plan appointed by the Company's Board of Directors, or in the absence of an Administrator, by the Board. The Company has reserved 10 million shares for issuance under the Plan.

Outstanding Equity Awards

The table below reflects all outstanding equity awards made to any named executive officer that were outstanding at December 31, 2017.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2017

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option ExercisePrice ($)	Option Expiration Date

Jonah Meer	12/4/17	0	300,000(1)	2.00	12/4/22

  (1)  Such options are exercisable on December 4, 2018.

Compensation of Directors

During the year ended December 31, 2017, no compensation has been paid to our directors in consideration for their services rendered in their capacities as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of February 26, 2018, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our named executive officers and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder's address is c/o c/o Qrons Inc., Suite 500, 777 Brickell Avenue, Miami, Florida 33131.

The percentages below are calculated based on 12,729,125 issued and outstanding shares of common stock outstanding as of February 26, 2018.

	Amount and Percentage of Beneficial
Name and Address of Beneficial Owner	Ownership
	Shares	%
Directors and Executive Officers:
Jonah Meer
Chief Executive Officer, Chief Financial Officer, Secretary and Director	5,060,000	39.75	%(1)

Ido Merfeld
President and Director	5,060,000	39.75	%(1)

All officers and directors as a group (2 persons):	10,120,000	79.50%

   (1) Messrs. Meer and Merfeld are the holders of the Company's issued and outstanding Series A preferred stock. For so long as the Class A Preferred Stock is issued and outstanding, the holders of Class A Preferred Stock shall vote together as a single class with the holders of the Company's common stock and the holders of any other class or series of shares entitled to vote with the common stock, with the holders of Class A Preferred Stock being entitled to 66 2/3% of the total votes on all such matters.

Change-in-Control Agreements

The Company does not have any change-in-control agreements with any of its executive officers.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Transactions

At inception on August 22, 2016, the Company issued 5,060,000 shares of common stock at par value and 1,000 shares of Series A Preferred Stock at par value to Mr. Meer, the Company's CEO, CFO and Secretary for cash totaling $507 of which $506 was paid in respect to the issuance of the common stock and $1 was paid for the Series A Preferred stock.

At inception on August 22, 2016, the Company issued 5,060,000 shares of common stock at par value and 1,000 shares of Series A Preferred Stock at par value to Mr. Ido Merfeld, President of the Company, for cash totaling $507, of which $506 was paid in respect to the issuance of the common stock and $1 was paid for the Series A Preferred stock.

Each share of Series A preferred stock has a stated value of $0.001 per share and accrues 4% per annum for determination of liquidation, conversion or redemption. The shares convert at the option of the holder into shares of common stock at the market value of the common. The Series A Preferred vote as a single class and maintain 66 2/3% of the total votes as long as any shares of Series A remain outstanding. The Preferred Series A contain liquidation preference (senior rank to all common); are not to be amended without the holder's approval.

As a result of the super voting rights allocated to the Series A preferred stock, management conducted a valuation of the fair value of the issued shares.

The Series A preferred shares issued were valued based upon industry specific control premiums and the fair value of the Company's common stock at the time of the transaction applying Statement of Financial Accounting Standard ASC 820-10-35-37 Fair Value in Financial Instruments as of the issuance date of August 22, 2016.  As a result of the third party valuation of the fair value of the Series A Preferred Stock issued to our officers and directors, the Company recorded additional stock-based compensation as general and administrative expenses of $2,598 during the year ended December 31, 2016 with respect to the shares issued.

On September 1, 2016, the Company entered into a convertible debenture agreement with CubeSquare. Jonah Meer, our Chief Executive Officer is the managing member of CubeSquare. Ido Merfeld, our President, is a 25% owner of CubeSquare. Under the debenture agreement, CubeSquare loaned $10,000. Cube Square had agreed to loan the Company an additional $15,000 on the same terms and conditions if requested by the Company. The loan bears interest at 8% per annum (which will increase to 12% if an event of default as described in the debenture agreement occurs) and was due on September 1, 2017, or immediately upon an event of default. Interest is payable, at CubeSquare's option, in cash or common stock. Any portion of the loan and unpaid interest are convertible at any time at the option of CubeSquare into shares of common stock of the Company at a conversion price per share of the greater of (i) $0.0625, if the Company's shares are not trading on a public market, and (ii) if the Company's shares are listed for trading on a public market, an amount equal to a 50% discount to the average of the five lowest trading prices during the previous twenty trading days. So long as the loan is outstanding, the Company may not merge, reorganize, restructure, reverse split its stock, consolidate or sell all or substantially all of its assets without giving seven days prior written notice to CubeSquare, in which case, CubeSquare can put the note to the Company at 125% of the then outstanding principal and interest. The debenture agreement also provides for anti-dilution protection (with certain exceptions) if the Company engages in other transactions at a lower price per share. The Company has the right to redeem the loan for 6 months, in whole or in part, at 125% of the principal amount being redeemed and accrued interest thereon. The Company must reserve 150% of the number of shares issuable upon conversion of the loan. The Company may not engage in short sales. Except upon 61 days prior written notice to the Company, CubeSquare may not convert the loan if as a result of such conversion, CubeSquare and its affiliates would own in excess of 9.9% of the total issued and outstanding shares of the Company.

On September 27, 2017, the Company entered into an 8% convertible debenture in the amount of $15,000 with CubeSquare, with the same terms as the $10,000 loan described above, due September 27, 2018.

On September 28, 2017, the maturity date of the $10,000 loan was extended for an additional year to September 1, 2018 pursuant to a First Amendment to 8% Convertible Debenture, dated September 28, 2017.

Under the Plan, on December 14, 2016, the Board awarded each of its Science Advisors, Prof. Danny Baranes and Dr. Liat Hammer, 440,000 shares of common stock, 150,000 shares of which vested upon issuance, 145,000 shares vested on December 14, 2017 and 145,000 shares vest on December 14, 2108, provided the advisors are still providing services to the Company.

Under the Plan, on November 15, 2017, the Board awarded each of its Science Advisors, Motti Ramansky and Albert Pinhasov, the following three-year stock options: (i)an immediately exercisable option to purchase 6,667shares of common stock at an exercise price of $2.00 per share, (ii) an option to purchase 6,667 shares of common stock exercisable on November 15, 2018 at an exercise price of $2.00 per share and (iii) an option to purchase 6,666 shares of common stock exercisable on November 15, 2019 at an exercise price of $2.00 per share, provided the advisors are still providing services to the Company.

Under the Plan, on November 15, 2017, the Board awarded Science Advisor, Yitzhak Francis, the following three-year stock options: (i) an option to purchase 15,000 shares of common stock, exercisable on November 15, 2018 at an exercise price of $0.40 per share and (ii) an option to purchase 15,000 shares of common stock exercisable on on November 15, 2019 at an exercise price of $0.40 per share, provided Mr. Francis is still providing services to the Company.

We entered into a one-year advisory board member consulting agreement, dated January 23, 2018 ("Advisory Board Agreement"), under which Pavel Hilman will serve on the Company's Advisory Board as a business advisor. The Advisory Board Agreement will automatically renew for up to two additional one-year periods, unless earlier terminated by either party upon 30 days' prior written notice to the other party. In consideration for serving on the Advisory Board, the Company awarded 10,000 shares of its common stock to Mr. Hilman under its 2016 Stock Option and Stock Award Plan.

We sold 312,500 shares of common stock to Conventus Holdings SA, a BVI corporation ("Conventus") and raised $500,000 pursuant to a subscription agreement, dated January 23, 2018 (the "Subscription Agreement"), in a private placement offering pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended ("Reg S"). Pavel Hilman, a member of our Advisory Board, is the controlling shareholder of Conventus.

Insider Transactions Policies and Procedures

The Company does not currently have an insider transaction policy.

Director Independence

Our Board of Directors does not include any independent directors.

Item 14. Principal Accounting Fees and Services.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K and the review of financial statements included in the Company's Quarterly Reports on Form 10-Q. The aggregate fees billed for professional services rendered by our principal accountant, Heaton & Company, PLLC (doing business as Pinnacle Accountancy Group of Utah), for audit and review services for the years ended December 31, 2017 and December 31, 2016 were $9,000 and $4,500 respectively.

We incurred no non-audit related fees, tax fees or other fees for professional services rendered by our principal accountant for the years ended December 31, 2017 and 2016.

Administration of the Engagement; Pre-Approval of Audit and Permissible Non-Audit Services

We have not yet established an audit committee. Until then, there are no formal pre-approval policies and procedures. Nonetheless, the auditors engaged for these services are required to provide and uphold estimates for the cost of services to be rendered. The percentage of hours expended on Heaton & Company, PLLC's respective engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Exhibit

3.1	Articles of Incorporation of the Company (1)
3.2	Certificate of Designation of Series A Preferred Stock (1)
3.3	Bylaws of the Company (1)
3.4	Amendment to Articles of Incorporation (2)
4.1	2016 Stock Option and Stock Award Plan (1)
10.1	8% Convertible Debenture Agreement, dated September 1, 2016, between the Company and CubeSquare LLC (1)
10.2	License and Research Funding Agreement, dated December 14, 2016, between the Company and Ariel University R&D Co., Ltd.(1)
10.3	Form of Subscription Agreement for the Company's Regulation D private offering which closed January 27, 2017 (1)
10.4	Form of Common Stock Purchase Warrant for the Company's Regulation D private offering which closed January 27, 2017 (1)
10.5	Option Agreement between Trustees of Dartmouth College and the Company (3) **
10.6	Addendum #1 to License and Research Funding Agreement, effective December 13, 2017, between the Company and Ariel Scientific Innovations Ltd. (4)
10.7	Services Agreement, dated December 14, 2017, between Ariel Scientific Innovations Ltd., Ariel, Israel and the Company (4)
10.8	Subscription Agreement, dated January 23, 2017, between the Company and Coventus Holdings SA (4) (5)
10.9	Advisory Board Consulting Agreement, dated January 23, 2017, between the Company and Pavel Hilman(5)
10.10	First Amendment to 8% Convertible Debenture, dated September 28, 2017, between the Company and CubeSquare LLC*
10.11	8% Convertible Debenture, dated September 27, 2017, between the Company and CubeSquare LLC*
10.12	Form of Advisory Board Member Consulting Agreement*
31	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer*
32	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer*
101*	Interactive Data Files

_____________
* Filed herewith
**Portions of Exhibit 10.5 have been omitted pursuant to a confidential treatment request granted by the SEC.
(1) Incorporated by reference to the corresponding exhibit to the Company's Registration Statement on Form S-1 filed with the SEC on March 13, 2017
(2) Incorporated by reference to the corresponding exhibit to the Company's Current Report on Form 8-K filed with the SEC on August 11, 2017
(3) Incorporated by reference to the corresponding exhibit to the Company's Current Report on Form 8-K filed with the SEC on October 20, 2017
(4) Incorporated by reference to the corresponding exhibit to the Company's Current Report on Form 8-K filed with the SEC on December 15, 2017
(5) Incorporated by reference to the corresponding exhibit to the Company's Current Report on Form 8-K filed with the SEC on February 12, 2017

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Qrons Inc.

Date: March 2, 2018	By:	/s/ Jonah Meer
Jonah Meer Chief Executive Officer, Chief Financial Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonah Meer	Chief Executive Officer, Chief Financial Officer, Secretary	March 2, 2018
Jonah Meer	and a Director (Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Ido Merfeld	President and a Director	March 2, 2018
Ido Merfeld