Form 10-Q
period 2018-03-31
Qrons Inc.
filed 2018-05-09
CIK 1689084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-55800
(Commission File Number)

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

Yes [  ]  No [X ]

As of May 8, 2018, there were 12,804,125 shares of the registrant's common stock outstanding.

QRONS INC.
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

QRONS INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31, 2018	December 31, 2017

ASSETS
Current assets
Cash and cash equivalents	$474,308	$57,767
Prepaid expenses	31,893	15,812
Total current assets	506,201	73,579

TOTAL ASSETS	$506,201	$73,579

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$25,986	$14,141
Accounts payable and accrued liabilities – related party	1,906	1,410
Convertible note – related party, net of debt discount	13,027	6,665
Derivative liabilities	29,074	31,090
Total current liabilities	69,993	53,306

Total liabilities	69,993	53,306

Stockholders' equity
Series A Preferred Shares: $0.001 par value, authorized 10,000; 2,000 shares issued and outstanding	2	2
Common stock, $0.0001 par value: shares authorized 100,000,000; 12,729,125 and 12,404,910 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1,273	1,240
Additional Paid-in Capital	2,521,083	1,611,711
Accumulated deficit	(2,086,150)	(1,592,680)
Total stockholder's equity	436,208	20,273
TOTAL LIABILITIES & EQUITY	$506,201	$73,579

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months ended March 31,
	2018	2017
Net sales	$-	$-

Operating expenses:
Research and development expenses	40,897	776
Professional fees	21,180	-
General and administrative expenses	426,551	305
Total operating expenses	488,628	1,081

Income (loss) from operations	(488,628)	(1,081)

Other Income (expense)
Interest expense	(6,858)	(2,700)
Change in derivative liabilities	2,016	-
Other (expense)	(4,842)	(2,700)

Net (loss)	$(493,470)	$(3,781)

Net (loss) per common shares (basic and diluted)	$(0.04)	$(0.00)

Weighted average shares outstanding
Basic and diluted	12,639,078	11,528,622

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months ended March 31,
	2018	2017
Cash Flows From Operating Activities
Net loss	$(493,470)	$(3,781)
Adjustments to reconcile net income to net cash provided from (used by) operating activities:
Stock awards recorded as advisory services	28,000	-
Stock options granted and recorded as administrative expenses and advisory services	381,405	-
Accretion of debt discount	6,362	2,500
Change in derivative liabilities	(2,016)	-
Changes in operating assets and liabilities:
Prepaid expenses	(16,081)	-
Accounts payable and accrued liabilities	11,845	1,072
Accounts payable and accrued liabilities, related party	496	-
Net cash provided (used by) operating activities	(83,459)	(209)

Cash Flows From Investing Activities
Net cash provided from (used by) investing activities	-	-

Cash Flows From Financing Activities
Proceeds from private placement	500,000	32,000
Financing costs	-	(19,590)
Proceeds from convertible note	-	-
Net cash provided from financing activities	500,000	12,410

Increase (decrease) in cash and cash equivalents	416,541	12,201

Cash at beginning of period	57,767	155,242
Cash at end of period	474,308	167,443

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Ariel Agreements

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

In lieu of extending the research financing and research period under the License Agreement beyond the initial 12 months, on December 14, 2017, the Company entered into a 12-month services agreement with Ariel (the "Services Agreement") pursuant to which a team at Ariel under the direction of Prof. Danny Baranes will conduct molecular biology research activities involving the testing of scaffold materials for the Company. On April 12, 2018, the Services Agreement was amended to provide for additional services as the Company may request.

On March 6, 2018, the Company entered into an additional services agreement with Ariel for the services of Professor Gadi Turgeman and his neurobiology research team in their labs.

Dartmouth Agreements

On October 17, 2017, the Company entered into an option agreement with the Trustees of Dartmouth College which provides for, among other things, the grant to the Company of a one-year exclusive option to negotiate a worldwide, royalty bearing, exclusive license with Dartmouth for 3D printable materials in the field of human and animal health. During the option period, the Company agreed to use all commercially reasonable resources to evaluate the intellectual property and provide quarterly milestone reports and a commercialization plan upon exercise of the option. Pursuant to the agreement, the Company agreed to finance the prosecution of patents by Dartmouth to protect its intellectual property.  Further, the agreement provides for the payment by the Company of an option fee and certain license fees and royalty payments based upon the Company's product sales, as part of a final negotiated license agreement. The Company exercised its option on March 26, 2018 to negotiate definitive license terms, as it continues further evaluation and research.

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Research and Development Costs: The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, "Research and Development". Research and development costs were $40,897 and $776 for the three months period ended March 31, 2018 and March 31, 2017, respectively.

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred. The Company incurred $5,000  in advertising and marketing costs during the three months ended March 31, 2018 and incurred no advertising and marketing costs during the three months ended March 31, 2017.

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

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments (continued)

The following table provides a summary of the fair value of our derivative liabilities as of March 31, 2018 and December 31, 2017:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of March 31, 2018:
Liabilities
Derivative liabilities	$-	$-	$29,074

As of December 31, 2017:
Liabilities
Derivative liabilities	$-	$-	$31,090

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

Potential common stock consists of the incremental common stock issuable upon the exercise of common stock warrants (using the if-converted method), convertible notes, classes of shares with conversion features, and stock awards and stock options. The computation of basic loss per share for the three-month periods ended March 31, 2018 and 2017 excludes potentially dilutive securities of underlying share purchase warrants, convertible notes, stock options and preferred shares, because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted.

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

Basic and Diluted Loss Per Share: (continued)

In The table below reflects the potentially dilutive securities at each reporting period which have been excluded from the computation of diluted net loss per share:

	March 31, 2018	March 31, 2017
Stock purchase warrants	52,000	562,000
Research Warrants at 3% of issued and outstanding shares	381,874	-
Convertible Notes	26,906	-
Series A Preferred shares	700	-
Stock options, vested	13,334	-
Stock options, not yet vested	656,666	-
Stock awards, not yet vested	290,000	-
	1,421,480	562,000

New Accounting Pronouncements: There were various accounting standards and interpretations issued recently, none of which are expected to have a material effect on the Company's operations, financial position or cash flows.

Note 3 – Going Concern

The Company has experienced net losses to date, and it has not generated revenue from operations.  While the Company has recently raised proceeds it does not believe its resources will be sufficient to meet its operating and capital needs beyond the fourth quarter of 2018. The Company expects it will require additional capital to fully implement the scope of its proposed business operations, which raises substantial doubt about its ability to continue as a going concern.  The Company will have to continue to rely on equity and debt financing. There can be no assurance that financing, whether debt or equity, will always be available to the Company in the amount required at any particular time or for any particular period or, if available, that it can be obtained on favorable terms.

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

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The carrying value of these convertible notes is as follows:

	March 31, 2018	December 31, 2017
Face value of certain convertible notes	$25,000	$25,000
Less: unamortized discount	(11,973)	(18,335)
Carrying value	$13,027	$6,665

Amortization of the discount over the three months ended March 31, 2018 and 2017 totaled $6,362 and $2,500, respectively, which amounts have been recorded as interest expense.

As a result of the application of ASC No. 815 in the periods ended March 31, 2018 and December 31, 2017 the fair value of the conversion feature is summarized as follows:

Balance at December 31, 2017	$31,090
Derivative addition associated with convertible notes	-
Loss on change in fair value	(2,016)
Balance at March 31, 2018	$29,074

The fair value at the commitment and re-measurement dates for the Company's derivative liabilities were based upon the following management assumptions as of March 31, 2018 and commitment date:

	Commitment Date	March 31, 2018	December 31, 2017
Expected dividends	0	0	0
Expected volatility	101% ~103%	95% ~ 102%	110% ~ 115%
Expected term	0.92 ~ 1 year	0.42 ~0.49 year	0.67 ~0.74 year
Risk free interest rate	1.33%	1.93%	1.53% ~ 1.65%

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5 – License and Research Funding Agreements

On December 14, 2016, the Company entered the License Agreement with Ariel. Under the terms of the License Agreement, Professor Danny Baranes, the principal investigator and his research team will carry out further research relating to cell treatment with conditioned medium for neuronal tissue regeneration and repair. The Company shall fund the research completed during the research period in the total amount of $100,000. In consideration for payments under the License Agreement, the Company received an exclusive worldwide royalty- bearing license in Ariel patents and know-how to develop and commercialize products based on or incorporating conditioned medium for neuronal tissue regeneration and/or repair, resulting from Ariel's research or technology or the Company's research funding (the "Products). Under the License Agreement, the Company is required to use its best efforts to develop and commercialize the Products in accordance with development milestones set forth in the Agreement.

In addition, upon the occurrence of an Exit Event (as defined in the License Agreement) of the Company or of any affiliate commercializing the products, the Company is obligated to issue to Ariel an immediately exercisable warrant for that number of shares equal to 4% of the issued and outstanding shares of the Company at the time of issuance.

The Company and Ariel entered into Addendum #1, effective December 13, 2017 (the "Addendum") to the License Agreement pursuant to which Ariel was permitted to exercise a portion of the warrant granted pursuant to the License Agreement. On December 13, 2017, the Company issued 119,950 shares of common stock to Ariel, representing 1% of the issued and outstanding shares of the Company on such date, and valued at $335,860. The right to the balance of the shares subject to the warrant remains subject to the terms of the License Agreement and the occurrence of an Exit Event (as described in the License Agreement). In addition, the Addendum provides that Ariel may not request a demand registration until the balance of the shares subject to the warrant is exercised.

In addition to the other payments, the Company will pay Ariel upon the occurrence of the following milestone events, additional payments which shall be due within 6 months of completion of the milestone:

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

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5 – License and Research Funding Agreements (continued)

In lieu of extending the research financing and research period under the License Agreement with Ariel beyond the initial 12 months, on December 14, 2017, the Company entered into a 12-month services agreement with Ariel (the "Services Agreement") pursuant to which a team at Ariel University under the direction of Professor Danny Baranes will conduct molecular biology research activities involving the testing of scaffold materials for the Company. As compensation for such services, the Company paid Ariel (i) $17,250 on December 19, 2017 and an additional $17,250 on April 26, 2018.  On April 12, 2018, the Services Agreement was amended to provide for the payment by the Company of an additional monthly fee, commencing March 2018, of up to 8,000 Israeli shekels as compensation for additional costs which the Company may request.

On March 6, 2018, the Company entered into an additional service agreement with Ariel for the services of Professor Gadi Turgeman and his neurobiology research team in their labs area of neurologics pursuant to which the Company paid Ariel $20,580 on March 19, 2018 and will be required to pay $20,580 by August 21, 2018.

Note 6 – Commitments

(1)	Service Agreement with Ariel - Prof. Danny Baranes

On December 14, 2017, the Company entered into a 12-month services agreement pursuant to which a team at Ariel  under the direction of Prof. Danny Baranes will conduct molecular biology research activities involving the testing of scaffold materials for the Company. As compensation for the services provided, the Company will pay Ariel (i) $17,250 within five business days of the execution of the Services Agreement, and (ii) $17,250 by May 1, 2018.

The Services Agreement may be terminated by the non-breaching party upon a material breach that is not cured within 30 days  or by the Company upon thirty days' prior written notice to Ariel. Ariel must keep confidential information of the Company confidential for five years after the term of the Services Agreement.

During the year ended December 31, 2017, $17,250 was paid of which $1,438 was expensed in fiscal year 2017 and $8,625 was expensed for three months period ended March 31, 2018, and the remaining $7,187 will be expensed in a subsequent period.

On April 12, 2018, the Services Agreement was amended to provide for the payment by the Company of an additional monthly fee, commencing March 2018, of up to 8,000 Israeli shekels as compensation for additional costs which the Company may request. Further on April 26, 2018, the remaining installment of $17,250 was paid.

(2)	Service Agreement with Ariel - Dr. Gadi Turgeman

On March 6, 2018, the Company entered into a service agreement for the services of Professor Gadi Turgeman and his neurobiology research team in their labs. As compensation for the services provided, the Company will pay Ariel (i) $20,580 within five business days of the execution of the Services Agreement, and (ii) $20,580 by August 21, 2018.

The Services Agreement may be terminated by the non-breaching party upon a material breach that is not cured within 30 days or by the Company upon thirty days' prior written notice to Ariel. Ariel must keep confidential information of the Company confidential for six years after the term of the Services Agreement.

During the three months ended March 31, 2018, $20,580 was paid and recorded as prepaid expenses, of which $3,430 was expensed in three month period and the remaining $17,150 will be expensed in a subsequent period.

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6 – Commitments (continued)

(3)	Science Advisory Board Member Consulting Agreements (the "Agreements")

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

On November 15, 2017, the Company entered into Agreements with three Advisors under the terms of which two Advisors are granted the option under the 2016 Stock Option and Award Plan to purchase 20,000 shares of common stock under certain vesting terms and one Advisor under the 2016 Stock Option and Award Plan is granted an option to purchase 30,000 shares of common stock under certain vesting terms.

The Company recorded stock-based compensation in the amount of $29,000 in respect to these options grants during fiscal 2017 which amount has been allocated as advisory services as part of general and administrative expenses. ( Note 8 – Stock Plan)

(4)	Advisory Board Agreement

On January 23, 2018, the Company entered into a one-year advisory board member consulting agreement with Pavel Hilman, the controlling shareholder of Conventus Holdings SA, a BVI corporation ("Conventus"), under which Mr. Hilman will serve on the Company's Advisory Board as a business advisor. The Advisory Board Agreement will automatically renew for up to two additional one-year periods, unless earlier terminated by either party upon 30 days' prior written notice to the other party. In consideration for serving on the Advisory Board, the Company awarded 10,000 shares of its common stock to Mr. Hilman under its 2016 Stock Option and Stock Award Plan.

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 – Stock Plan

2016 Stock Option and Stock Award

On December 14, 2016, the Board adopted the Company's 2016 Stock Option and Stock Award Plan (the "Plan"). The Plan provides for the award of stock options (incentive and non-qualified), stock awards and stock appreciation rights to officers, directors, employees and consultants who provide services to the Company. The terms of awards under the Plan are made by the Administrator of the Plan appointed by the Company's Board of Directors (the "Board"), or in the absence of an Administrator, by the Board. The Company has reserved 10 million shares for issuance under the Plan.

Stock Award:

On December 14, 2016, the Board awarded to each of its Science Advisors, Prof. Danny Baranes and Dr. Liat Hammer, a total of 440,000 shares of common stock of which 150,000 shares vested on December 14, 2016, 145,000 shares vested on December 14, 2017, and 145,000 shares will vest on December 14, 2018, provided such advisors are still providing services to the Company.

The value of the vested awards had been recorded as research and development expenses in the respective periods.  A total of 290,000 stock awards are expected to vest during fiscal 2018.

On January 23, 2018, the Company awarded 10,000 shares of its common stock to Mr. Hilman under its 2016 Stock Option and Stock Award Plan.

	For the three months ended March 31,	For years ended December 31,
	2018	2017	2016
Number of shares issued	10,000	290,000	300,000
Fair market value per share	$2.80	$2.80	$0.1867
Stock based compensation recognized	$28,000	$812,000	$56,000

Stock Options:

(a)	Stock Options granted to Science Advisors:

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

On November 15, 2017, under the 2016 Stock Option and Award Plan , the Board awarded a Science Advisor, the following three-year stock options: (i) an option to purchase 15,000 shares of common stock, exercisable on November 15, 2018 at an exercise price of $0.40 per share and (ii) an option to purchase 15,000 shares of common stock exercisable on November 15, 2019 at an exercise price of $0.40 per share, provided the advisor is still providing services to the Company.

During the year ended December 31, 2017, total recognized compensation in respect of the above stock option compensation was $29,000, which amount has been allocated as advisory services as part of general and administrative expenses.

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 – Stock Plan (continued)

Stock Options: (continued)

During the three months ended March 31, 2018, total recognized compensation in respect of the above stock option compensation was $27,975, which amount has been allocated as advisory services as part of general and administrative expenses.

As of March 31, 2018, total unrecognized compensation remaining to be recognized in future periods totaled $107,255.

(b)	Stock Options granted to Officers:

On December 4, 2017, the Board granted five-year option awards to each of its two officers for the purchase of 300,000 shares of the common stock of the Company. Option awards are granted with an exercise price of $2 at the date of grant; and vest on December 4, 2018, expiring on December 4, 2022.

During the year ended December 31, 2017, total recognized compensation of $106,029 was recorded as general and administrative expenses.

During the three months ended March 31, 2018, total recognized compensation of $353,430 was recorded as general and administrative expenses.

As of March 31, 2018, total unrecognized compensation remaining to be recognized in future periods totaled $954,261.

The fair value of each option award above is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions at the measurement date(s):

Measurement date
Dividend yield	0%
Expected volatility	114.69 ~ 126.34%
Risk-free interest rate	1.79% ~ 2.15%
Expected life (years)	3 ~ 5
Stock Price	$2.80
Exercise Price	$0.40 ~ 2.00

A summary of the activity for the Company's stock options for the period ended March 31, 2018 and for the year ended December 31, 2017, is as follows:

	March 31, 2018		December 31, 2017
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	670,000	$1.93	-	$-
Granted	-	$-	670,000	$1.93
Exercised	-	$-	-	$-
Canceled	-	$-	-	$-
Outstanding, end of period	670,000	$1.93	670,000	$1.93
Options exercisable, end of period	13,334	$2.00	13,334	$2.00
Options expected to vest, end of period	656,666	$1.89	656,666	$1.89
Weighted average fair value of options granted		$2.36		$2.36

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Common Stock issuances during the three months ended March 31, 2018:

On January 23, 2018 the Company sold 312,500 shares of its common stock to Conventus and raised $500,000 pursuant to a subscription agreement in a private placement offering. The proceeds of the offering will be used for research and general corporate purposes.

On January 23, 2018, the Company issued 10,000 shares for advisory services (Note 6(4)).

On February 6, 2018, the Company received a warrant exercise notice in respect of 2,000 warrants from a subscriber and issued 1,715 shares of common stock on a cashless exercise basis as per the cashless exercise formula contained in the warrant.

Common Stock issuances as of December 31, 2017:

On December 13, 2017, 119,950 shares were issued to Ariel as an exercise of warrants pursuant to a License Agreement (Note 5 – License and Research Funding Agreement). These shares were valued at $335,860 or $2.80 per share, based on fair market value, and the associated cost was recorded as research and development expenses.

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 – Capital Stock (continued)

Common Stock issuances as of December 31, 2017 (continued):

On December 14, 2017, the Company issued 290,000 shares to two Scientific Advisors as a stock award, valued at $812,000, or $2.80 per share, based on fair market value, and recorded the associated cost as research and development expenses. (Note 8 – Stock Plan).

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

Share Purchase Warrants

In accordance with authoritative accounting guidance, the fair value of the aforementioned warrants was calculated using the Black-Scholes option-pricing model with the following assumptions at the measurement date(s):

Measurement date
Dividend yield	0%
Expected volatility	97.90~119.33%
Risk-free interest rate	1.47~1.60%
Expected life (years)	2.71~2.92
Stock Price	$0.25
Exercise Price	$0.40

As of March 31, 2018, and December 31, 2017, the following common stock purchase warrants were outstanding:

	Warrants (1)		Weighted Average Exercise Price
Outstanding – December 31, 2016	502,000		$0.40
Granted	64,000		0.40
Forfeited/Canceled	-		-
Exercised	512,000	(2)	0.40
Outstanding – December 31, 2017	54,000		0.40
Granted	-		-
Forfeited/Canceled	-		-
Exercised	2,000	(3)	0.40
Outstanding – March 31, 2018	52,000		$0.40

(1) Each two shares of common stock purchased under the private placement provides for one warrant to acquire an additional share of common stock together with the payment of $0.40.

(2) During the year ended December 31, 2017, investors exercised 512,000 share purchase warrants and received 442,960 underlying shares for exercise on a cashless basis.

(3) During the three-month period ended March 31, 2018, investors exercised 2,000 share purchase warrants and received 1,715 underlying shares for exercise on a cashless basis.

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 – Subsequent Events

On April 12, 2018, the Company amended its services agreement, dated December 12, 2017 with Ariel Scientific Innovations Ltd. The Amendment provides for the payment of an additional monthly fee, commencing March 2018, of up to 8,000 Israeli shekels as compensation for additional costs which the Company may request. All other terms and conditions of the Services Agreement remain in effect.

On April 16, 2018, the Company entered into a one-year advisory board member consulting agreement  with Chenfeng Ke, Assistant Professor of Chemistry at of Dartmouth College, pursuant to which Professor Ke will serve on the Company's Scientific Advisory Board. In consideration for serving on the Scientific Advisory Board, the Company granted an option to purchase 30,000 shares of its common stock to Professor Ke.

On April 23, 2018, the Company entered into a six-month investment relations agreement with an investor relations firm for a monthly consulting fee of $5,000 and issued 75,000 shares of its common stock  as commitment shares for agreeing to enter into such agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Quarterly Report on Report contains predictions, estimates and other forward-looking statements relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors including the risks set forth in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission (the "SEC") on March 2, 2018, that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.

Forward-looking statements represent our management's beliefs and assumptions only as of the date of this Report. You should read this Report with the understanding that our actual future results may be materially different from what we expect.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements for the three months ended March 31, 2018 and the notes thereto appearing elsewhere in this Report and the Company's audited financial statements for the fiscal year ended December 31, 2017, as filed with the SEC in its Annual Report on Form 10-K on March 2, 2018, along with the accompanying notes.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" means BioLabMart Inc. prior to August 8, 2017 and Qrons Inc. since August 8, 2017.

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

The Company relies primarily on its two co-founders, Jonah Meer and Ido Merfeld, who are its sole officers and directors to manage its day- to-day business.  We currently outsource all professional services to third parties in an effort to maintain lower operational costs.

Messrs. Meer and Merfeld, as the holders of the Company's issued and outstanding shares of the Company's Class A Preferred Stock, collectively have 66 2/3% of the voting rights of the Company. Acting together, they will be able to influence the outcome of all corporate actions requiring approval of our stockholders.

The Company's common stock was approved by the Financial Industry Regulatory Authority ("FINRA") for quotation on the OTC pink sheets under the symbol "BLMB" as of July 3, 2017. On July 6, 2017, the Company's board of directors and shareholders approved an amendment to its Articles of Incorporation changing the name of the Company from "BioLabMart Inc." to "Qrons Inc. The Secretary of State of the State of Wyoming approved such name change, effective August 8, 2017.  FINRA announced the Company's name change to Qrons Inc. on its Daily List on August 9, 2017. The new name and symbol, "QRON", became effective on August 10, 2017.

License Agreement with Ariel

On December 14, 2016, the Company entered into a license and research funding agreement ("License Agreement") with Ariel University R&D Co., Ltd., ("Ariel"), a wholly owned subsidiary of Ariel University, based in Ariel, Israel. In consideration for payments under the License Agreement, the Company received an exclusive worldwide royalty-bearing license in Ariel patents and know-how to develop and commercialize products for neuronal tissue regeneration and/or repair, resulting from Ariel's research or technology or the Company's research funding.

Services Agreements with Ariel

In lieu of extending the research financing and research period under the License Agreement beyond the initial 12 months, on December 14, 2017, the Company entered into a 12-month services agreement with Ariel (the "Services Agreement") pursuant to which a team at Ariel University under the direction of Prof. Danny Baranes will conduct molecular biology research activities involving the testing of scaffold materials for the Company. As compensation for such services, the Company paid Ariel (i) $17,250 on December 19, 2017 and  (ii) $17,250 on April 26, 2018. On April 12, 2018, the Services Agreement was amended to provide for the payment by the Company of an additional monthly fee, commencing March 2018, of up to 8,000 Israeli shekels as compensation for additional costs which the Company may request.

Option Agreement with Dartmouth

On October 17, 2017, the Company entered into an option agreement with the Trustees of Dartmouth College ("Dartmouth") which provides for, among other things, the grant to the Company of a one-year exclusive option to negotiate a worldwide, royalty bearing, exclusive license with Dartmouth for 3D printable materials in the field of human and animal health. The option agreement provided the opportunity to evaluate the intellectual property, potential products and markets and for further research to develop the intellectual property. The Company exercised its option on March 26, 2018 to negotiate definitive license terms, as it continues further evaluation and research.

Plan of Operations

To date, we have not yet developed any candidate for product development nor generated any revenue from the sales of products or services.

In the next 12 months, we plan on establishing additional research teams with each team focusing on a specific area of research in conformance with our multidisciplinary approach to integrate the biological, chemical and mechanical challenges of treating traumatic brain injury to enable the development of what we believe to be our novel stem cell delivery system, via an implantable product.

We also plan to further develop our proprietary, neuro-regenerative mesenchymal stem cell lines as it relates to our product candidate and to continue working with Dartmouth in our development of innovative 3D printable biocompatible advanced materials and stem cell delivery techniques.

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

As our research progresses if and when we achieve functional supporting results, we or Ariel intend to file for additional patents. Under the License Agreement Ariel shall be responsible for the preparation, filing, prosecution and protection of its patents. Such preparation shall be done in consultation with the Company, provided expenses in excess of $1,000 will require Company pre-approval. The Company shall reimburse Ariel for all documented patent-related expenses. We currently estimate the cost of such patent preparation and filing to be approximately $7,000 which we intend to fund with the Company's operating capital.

We will continue exploring sources of additional debt and equity financings as well as available grants.

There is substantial doubt that we can continue as an on-going business after the next twelve months unless we obtain additional capital to pay our expenditures. We do not currently have sufficient resources to accomplish all of the conditions necessary for us to generate revenue.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2018 and March 31, 2018

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future.

Net Loss

Our net loss for the three months ended March 31, 2018 and 2017 is as follows:

	For the three months ended March 31,
	2018	2017
Net sales	$-	$-

Operating expenses:
Research and development expenses	40,897	776
Professional fees	21,180	-
General and administrative expenses	426,551	305
Total operating expenses	488,628	1,081

Income (loss) from operations	(488,628)	(1,081)

Interest expense	(6,858)	(2,700)
Change in derivative liabilities	2,016	-

Net (loss)	$(493,470)	$(3,781)

Operating Expenses

Total operating expenses for the three months ended March 31, 2018 were $488,628 compared to total operating expenses of $1,081for the three months ended March 31, 2017. During the three months ended March 31, 2018, the Company incurred $40,897 of research and development expenses including payroll of $21,700, service fees related to certain research and development agreements of $12,255, patent consultation and filing fees and certain purchases of expendable lab supplies and equipment compared to $776 of research and development expenses for the three months ended March 31, 2017. The Company incurred general and administrative expenses of $426,551 for the three months ended March 31, 2018 and $305 of general and administrative expenses for the three months ended March 31, 2017. The increase in general and administrative expense during the three months ended March 31, 2018 was primarily due to stock-based compensation costs of $409,405 related to the issuance of stock options to our officers, and stock awards to members of our advisory board. Professional fees totaled $21,180 for the three months ended March 31, 2018 compared to no professional fees during the three months March 31, 2017.   Other expense in the three months ended March 31, 2018 and March 31, 2017 include interest expense related to the accretion of our convertible notes of $6,858 and $2,700, respectively, and a gain on the value of derivative liabilities of $2,016 in the three months ended March 31, 2018, with no similar gain in the three months ended March 31, 2017. We recorded a net loss of $493,470 in the three months ended March 31, 2018 compared to a net loss of $3,781 in the three months ended March 31, 2017.

Liquidity and Financial Condition

Our current assets as of March 31, 2018 were $506,201 which consisted of $474,308 in cash and cash equivalents and $31,893 of prepaid expenses.  We are in the early stage of development, have experienced net losses to date and have not generated revenue from operations which raises substantial doubt about our ability to continue as a going concern. There are a number of conditions that we must satisfy before we will be able to commercialize our potential product and generate revenue, including successful development of a product candidate, which includes clinical trials, FDA approval, demonstration of effectiveness sufficient to generate commercial orders by customers, establishing production capabilities as well as effective marketing and sales capabilities for our product. We do not currently have sufficient resources to accomplish any of these conditions necessary for us to generate revenue and currently expect to incur increasing operating expenses.  We will require substantial additional funds for operations, the service of debt and to fund our business objectives. We will have to continue to rely on equity and debt financing. There can be no assurance that financing, whether debt or equity, will always be available to us in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms favorable to us. While we secured financing in the amount of $500,000 in January 2018, without additional financing, we do not believe our resources will be sufficient to meet our operating and capital needs beyond the fourth quarter of 2018.

Working Capital

	At March 31, 2018	At December 31, 2017

Current Assets	$506,201	$73,579
Current Liabilities	69,993	53,306
Working Capital	$436,208	$20,273

Cash Flows

	At March 31, 2018	At March 31, 2017
Net cash (used in) operating activities	$(83,459)	$(209)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	$500,000	$12,410
Net increase (decrease) in cash during period	$416,541	$12,201

Operating Activities

Net cash used in operating activities was $83,459 for the three-month period ended March 31, 2018 compared to $209 for the three-month period ended March 31, 2017.  Cash used in operating activities is predominantly the result of our net loss, offset by non cash items including compensation in the form of stock options totaling $381,405 and stock awards totaling $28,000, accretion expense of $6,362, a gain from the change in the value of derivative liabilities of $2,016.  Changes in operating assets and liabilities includes an increase to accounts payable of $11,845, an increase to prepaid expenses of $16,081 and an increase to accounts payable related party of $496 during the three months ended March 31, 2018.  During the three months ended March 31, 2017 cash used in operating activities includes an increase to accounts payable of $1,072 offset by accretion of debt discount totaling $2,500.

Investing Activities

There were no investing activities during the three-month periods ended March 31, 2018 and 2017.

Financing Activities

Net cash provided by financing activities was $500,000 for the three-month period ended March 31, 2018 compared to $12,410 for the three-month period ended March 31, 2017. The Company received proceeds from a private placement offering totaling $500,000 in the three-month period ended March 31, 2018 as compared to $32,000 in the three months ended March 31, 2017,  which included financing costs of $19,590 with no similar expense in the current three-month period ended March 31, 2018.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that may be necessary should we be unable to continue in operation. Our report from our independent registered public accounting firm for the fiscal year ended December 31, 2017 includes an explanatory paragraph stating the Company has experienced net losses to date, and it has not generated revenue from operations, and will need additional working capital to service debt and for ongoing operations.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in note 2 to our financial statements contained herein.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of March 31, 2018, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of equity securities sold during the period covered by this Report that were not previously included in a Current Report on Form 8-K other than:

On February 5, 2018, the Company issued 1,715 shares of common stock upon the exercise of a warrant to purchase 2,000 shares of the Company's common stock on a cashless basis by a subscriber.

On April 23, 2018, the Company issued 75,000 shares of its common stock to an investor relations firm as commitment shares for agreeing to enter into and provide consulting services pursuant to an investor relations agreement with the Company.

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

QRONS INC.

Date: May 9, 2018	By:	/s/ Jonah Meer
	Name:	Jonah Meer
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)