Form 10-Q
period 2018-06-30
Qrons Inc.
filed 2018-08-02
CIK 1689084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

Yes [  ]  No [X ]

As of July 31, 2018, there were 12,804,125 shares of the registrant's common stock outstanding.

QRONS INC.
TABLE OF CONTENTS

ii

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

QRONS INC.
CONDENSED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)

ASSETS
Current assets
Cash and cash equivalents	$338,895	$57,767
Prepaid expenses	28,167	15,812
Total current assets	367,062	73,579

TOTAL ASSETS	$367,062	$73,579

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$19,910	$14,141
Accounts payable and accrued liabilities – related party	2,408	1,410
Convertible note – related party, net of debt discount	19,459	6,665
Derivative liabilities	27,527	31,090
Total current liabilities	69,304	53,306

Total liabilities	69,304	53,306

Stockholders' equity
Series A Preferred Shares: $0.001 par value, authorized 10,000; 2,000 shares issued and outstanding	2	2
Common stock, $0.0001 par value: shares authorized 100,000,000; 12,804,125 and 12,404,910 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1,280	1,240
Additional Paid-in Capital	3,071,269	1,611,711
Accumulated deficit	(2,774,793)	(1,592,680)
Total stockholder's equity	297,758	20,273
TOTAL LIABILITIES & EQUITY	$367,062	$73,579

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended		Six Months ended
	June 30,		June 30,
	2018	2017	2018	2017

Net sales	$-	$-	$-	$-

Operating expenses:
Research and development expenses	92,075	938	132,972	1,714
Professional fees	7,969	3,127	29,149	3,127
General and administrative expenses	583,213	15,304	1,009,764	15,609
Total operating expenses	683,257	19,369	1,171,885	20,450

Income (loss) from operations	(683,257)	(19,369)	(1,171,885)	(20,450)

Other Income (expense)
Interest expense	(6,933)	(2,730)	(13,791)	(5,430)
Change in derivative liabilities	1,547	-	3,563	-
Total Other (expense)	(5,386)	(2,730)	(10,228)	(5,430)

Net (loss)	$(688,643)	$(22,099)	$(1,182,113)	$(25,880)

Net (loss) per common shares (basic and diluted)	$(0.05)	$(0.00)	$(0.09)	$(0.00)

Weighted average shares outstanding
Basic and diluted	12,785,169	11,552,000	12,712,527	11,540,376

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months ended June 30,
	2018	2017
Cash Flows From Operating Activities
Net loss	$(1,182,113)	$(25,880)
Adjustments to reconcile net loss to net cash provided from (used by) operating activities:
Stock awards recorded as advisory services	178,000	-
Stock options granted and recorded as administrative expenses and advisory services	781,598	-
Accretion of debt discount	12,794	5,028
Change in derivative liabilities	(3,563)	-
Changes in operating assets and liabilities:
Prepaid expenses	(12,355)	(4,000)
Accounts payable and accrued liabilities	5,769	1,234
Accounts payable and accrued liabilities, related party	998	-
Net cash provided (used by) operating activities	(218,872)	(23,618)

Cash Flows From Investing Activities
Net cash provided from (used by) investing activities	-	-

Cash Flows From Financing Activities
Proceeds from private placement	500,000	32,000
Financing costs	-	(22,548)
Net cash provided from financing activities	500,000	9,452

Increase (decrease) in cash and cash equivalents	281,128	(14,166)

Cash at beginning of period	57,767	155,242
Cash at end of period	338,895	141,076

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2018

Note 1 – Description of Business and Basis of Presentation

Organization and nature of business:

Qrons Inc.  ("Qrons" and/or the "Company") was incorporated under the laws of the State of Wyoming on August 22, 2016 under the name BioLabMart Inc. Our headquarters are located at 777 Brickell Avenue, Suite 500, Miami, FL 33131.

The Company is a preclinical stage biotechnology company developing advanced cell-based solutions to combat neuronal injuries with a laser focus on traumatic brain injuries. The technology could potentially treat a wide range of neurodegenerative diseases. The Company's treatment integrates proprietary, engineered mesenchymal stem cells, 3D printable implant, smart materials and a novel delivery system.

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

On March 6, 2018, the Company entered into an additional services agreement with Ariel for the services of Professor Gadi Turgeman and his neurobiology research team in their lab.

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
June 30, 2018

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

Research and Development Costs: The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, "Research and Development". Research and development costs were $132,972 and $1,174 for the six months period ended June 30, 2018 and June 30, 2017, respectively.

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred. The Company incurred $40,925 in advertising or marketing costs during the six months ended June 30, 2018. The Company incurred $8,750 in advertising or marketing costs during the six months ended June 30, 2017.

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
June 30, 2018

Note 2 – Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments (continued)

The following table provides a summary of the fair value of our derivative liabilities as of June 30, 2018 and December 31, 2017:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of June 30, 2018:
Liabilities
Derivative liabilities	$-	$-	$27,527

As of December 31, 2017:
Liabilities
Derivative liabilities	$-	$-	$31,090

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

Basic and Diluted Loss Per Share: In accordance with ASC Topic 260 – "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common stock had been issued and if the additional shares of common stock were dilutive.

Potential common stock consists of the incremental common stock issuable upon the exercise of common stock warrants (using the if-converted method), convertible notes, classes of shares with conversion features, and stock awards and stock options. The computation of basic loss per share for the six-month period ended June 30, 2018 and 2017 excludes potentially dilutive securities of underlying share purchase warrants, convertible notes, stock options and preferred shares, because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted.

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2018

Note 2 – Summary of Significant Accounting Policies (continued)

Basic and Diluted Loss Per Share: (continued)

The table below reflects the potentially dilutive securities at each reporting period which have been excluded from the computation of diluted net loss per share:

	June 30, 2018	June 30, 2017
Stock purchase warrants	52,000	566,000
Research Warrants at 3% of issued and outstanding shares	384,124	-
Convertible Notes	27,408	-
Series A Preferred share	700	-
Stock options vested	23,334	-
Stock options not yet vested	676,666	-
Stock awards not yet vested	290,000	-
	1,454,232	566,000

New Accounting Pronouncements: There were various accounting standards and interpretations issued recently, none of which are expected to have a material effect on the Company's operations, financial position or cash flows.

Note 3 – Going Concern

The Company has experienced net losses to date, and it has not generated revenue from operations.  While the Company has recently raised proceeds, it does not believe its resources will be sufficient to meet its operating and capital needs beyond the fourth quarter of 2018. The Company expects it will require additional capital to fully implement the scope of its proposed business operations, which raises substantial doubt about its ability to continue as a going concern.  The Company will have to continue to rely on equity and debt financing. There can be no assurance that financing, whether debt or equity, will always be available to the Company in the amount required at any particular time or for any particular period or, if available, that it can be obtained on favorable terms.

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
June 30, 2018

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

The carrying value of these convertible notes is as follows:

	June 30, 2018	December 31, 2017
Face value of certain convertible notes	$25,000	$25,000
Less: unamortized discount	(5,541)	(18,335)
Carrying value	$19,459	$6,665

Amortization of the discount over the three months ended June 30, 2018 and 2017 totaled $6,362 and $2,528, respectively, which amounts have been recorded as interest expense. Amortization of the discount over the six months ended June 30, 2018 and 2017 totaled $12,794 and $5,028, respectively, which amounts have been recorded as interest expense.

As a result of the application of ASC No. 815 in the periods ended June 30, 2018 and December 31, 2017 the fair value of the conversion feature is summarized as follows:

Balance at December 31, 2017	$31,090
Derivative addition associated with convertible notes	-
Loss on change in fair value	(3,563)
Balance at June 30, 2018	$27,527

The fair value at the commitment and re-measurement dates for the Company's derivative liabilities were based upon the following management assumptions as of June 30, 2018 and commitment date:

	Commitment Date	June 30, 2018	December 31, 2017
Expected dividends	0	0	0
Expected volatility	101% ~103%	45% ~ 55%	110% ~ 115%
Expected term	0.92 ~ 1 year	0.17 ~0.24 year	0.67 ~0.74 year
Risk free interest rate	1.33%	1.89%	1.53% ~ 1.65%

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2018

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

During the year ended December 31, 2017, the Company incurred total research and development costs of $1,179,777, which amount includes the aforementioned value of 119,950 shares of common stock at $335,860 pursuant to the License Agreement, as well as $812,000 recorded as stock-based compensation in respect to certain stock awards discussed in Note 6 – Commitments below, granted to various members of the Company's scientific advisory board.

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

On March 6, 2018, the Company entered into an additional service agreement with Ariel for the services of Professor Gadi Turgeman and his stem cells research team in their lab pursuant to which the Company paid Ariel $20,580 on March 19, 2018 and will be required to pay $20,580 by August 21, 2018.

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2018

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

During the year ended December 31, 2017, $17,250 was paid and on April 26, 2018, the remaining installment of $17,250 was paid. During the year ended December 31, 2017, $1,438 was expensed, and during the six months ended June 30, 2018 $17,250 was expensed, and the remaining $15,812 will be expensed in a subsequent period.

On April 12, 2018, the Services Agreement was amended to provide for the payment by the Company of an additional monthly fee, commencing March 2018, of up to 8,000 Israeli shekels as compensation for additional costs which the Company may request.

(2)	Service Agreement with Ariel - Dr. Gadi Turgeman

On March 6, 2018, the Company entered into a service agreement for the services of Professor Gadi Turgeman and his stem cells research team in their lab. As compensation for the services provided, the Company paid Ariel $20,580 on March 19, 2018, and is required to pay Ariel an additional $20,580 by August 21, 2018.

The Services Agreement may be terminated by the non-breaching party upon a material breach that is not cured within 30 days or by the Company upon thirty days' prior written notice to Ariel. Ariel must keep confidential information of the Company confidential for six years after the term of the Services Agreement.

During the six months ended June 30, 2018, $20,580 was paid and recorded as prepaid expenses, of which $13,720 was expensed in the six-month period ended June 30, 2018, and the remaining $6,860 will be expensed in a subsequent period.

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

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2018

Note 6 – Commitments (continued)

(3)	Science Advisory Board Member Consulting Agreements (the "Agreements") (continued)

On November 15, 2017, the Company entered into Agreements with three Advisors under the terms of which two Advisors are granted an option to purchase 20,000 shares of common stock and one Advisor was granted an option to purchase 30,000 shares of common stock under the 2016 Stock Option and Award Plan subject to certain vesting terms.

On April 16, 2018, the Company entered into a one-year advisory board member consulting agreement with an assistant Professor of Chemistry at Dartmouth College to serve on the Company's Scientific Advisory Board. In consideration for serving on the Scientific Advisory Board, the Company granted an option to purchase 30,000 shares of its common stock under certain vesting terms to the assistant Professor.

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

(5)	Investor Relations Agreement

On April 23, 2018, the Company entered into a six-month investor relations agreement with an investor relations firm for a monthly consulting fee of $5,000 and the issuance of 75,000 shares of common stock payable on signing the agreement.

Subsequently, on June 23, 2018, the Company gave notice of rescission of the agreement to such firm and requested the return of the consulting fee paid and the 75,000 shares of common stock. As a result, the Company has not recorded any fees for services rendered past June 23, 2018.  A total of $10,000 representing April 2018 and May 2018 monthly consulting fees is reflected in the statement of operations and a total of $150,000, the fair market value of the issued shares, was expensed on issue.

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

Stock Awards:

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

On January 23, 2018, the Company awarded 10,000 shares of its common stock to Mr. Hilman under its 2016 Stock Option and Stock Award Plan, which shares were fully vested and recorded as advisory services on issuance.

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2018

Note 7 – Stock Plan (continued)

Stock Award: (continued)

	For the six months ended June 30,	For years ended December 31,
	2018	2017	2016
Number of shares issued	10,000	290,000	300,000
Fair market value per share	$2.80	$2.80	$0.1867
Stock based compensation recognized	$28,000	$812,000	$56,000

Stock Options:

(a)	Stock Options granted to Science Advisors:

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

On November 15, 2017, under the 2016 Stock Option and Award Plan, the Board awarded a Science Advisor, the following three-year stock options: (i) an option to purchase 15,000 shares of common stock, exercisable on November 15, 2018 at an exercise price of $0.40 per share and (ii) an option to purchase 15,000 shares of common stock exercisable on November 15, 2019 at an exercise price of $0.40 per share, provided the advisor is still providing services to the Company.

On April 16, 2018, the Company entered into a one-year advisory board member consulting agreement with an assistant Professor of Chemistry at of Dartmouth College, for his service on the Company's Scientific Advisory Board. In consideration for serving on the Scientific Advisory Board, the Company granted an option to purchase 30,000 shares of its common stock to the assistant Professor.

During the year ended December 31, 2017, total recognized compensation in respect of the above stock option compensation was $29,000, which amount has been allocated as advisory services as part of general and administrative expenses.

The Company recorded stock-based compensation in the amount of $46,793 and $74,738 in respect to these options grants during the three and six months ended June 30, 2018, respectively, which amounts have been allocated as advisory services as part of general and administrative expenses.

As of June 30, 2018, total unrecognized compensation remaining to be recognized in future periods totaled $103,572.

(b)	Stock Options granted to Officers:

On December 4, 2017, the Board granted five-year options to each of its two officers for the purchase of 300,000 shares of the common stock of the Company. The options have an exercise price of $2.00 and vest and become exercisable on December 4, 2018.

During the year ended December 31, 2017, total recognized compensation of $106,029 was recorded as general and administrative expenses.

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2018

Note 7 – Stock Plan (continued)

Stock Options: (continued)

During the three and six months ended June 30, 2018, total recognized compensation of $353,430 and $706,860, respectively, was recorded as general and administrative expenses.

As of June 30, 2018, total unrecognized compensation remaining to be recognized in future periods totaled $600,831.

The fair value of each option award above is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions at the measurement date(s):

Measurement date
Dividend yield	0%
Expected volatility	114.69 ~ 126.34%
Risk-free interest rate	1.79% ~ 2.52%
Expected life (years)	3 ~ 5
Stock Price	$2.00 ~ 2.80
Exercise Price	$0.40 ~ 2.00

A summary of the activity for the Company's stock options for the six-month period ended June 30, 2018 and for the year ended December 31, 2017, is as follows:

	June 30, 2018		December 31, 2017
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	670,000	$1.93	-	$-
Granted	30,000	$-	670,000	$1.93
Exercised	-	$-	-	$-
Canceled	-	$-	-	$-
Outstanding, end of period	700,000	$1.93	670,000	$1.93
Options exercisable, end of period	23,334	$2.00	13,334	$2.00
Options expected to vest, end of period	676,666	$1.93	656,666	$1.89
Weighted average fair value of options granted		$2.32		$2.36

Note 8 – Capital Stock

Authorized:

The Company has authorized 100,000,000 shares of common stock, par value $0.0001 and 10,000 shares of preferred stock which is designated as Series A Preferred Stock, par value $0.001.

Series A Preferred Stock:

The Series A Preferred Stock is redeemable at the option of the Company at any time, in whole or in part, upon 10 trading days prior notice, at a price of $1.00 per share plus 4% per annum from the date of issuance (the "Stated Value"). The holders of the Series A Preferred Stock are entitled to a liquidation preference equal to the Stated Value, prior to the holders of other preferred stock or common stock. The holders of the Series A Preferred Stock have the right to convert such stock into common stock at a conversion rate equal to the Stated Value as of the conversion date divided by the average closing price of the common stock for the five previous trading days. The Company is required to reserve sufficient number of shares for the conversion of the Series A Preferred Stock. The holders of Class A Preferred Stock shall vote together as a single class with the holders of the Company's common stock and the holders of any other class or series of shares entitled to vote with the common stock, with the holders of Class A Preferred Stock being entitled to 66 2/3% of the total votes on all such matters, regardless of the actual number of shares of Class A Preferred Stock then outstanding.

There was a total of 2,000 shares of Series A Preferred Stock issued and outstanding as at June 30, 2018 and December 31, 2017.

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2018

Note 8 – Capital Stock (continued)

Common Stock issuances during the six months ended June 30, 2018:

On January 23, 2018 the Company sold 312,500 shares of its common stock to Conventus and raised $500,000 pursuant to a subscription agreement in a private placement offering. The proceeds of the offering will be used for research and general corporate purposes.

On January 23, 2018, the Company issued 10,000 shares for advisory services (Note 6(4)). The shares were valued at fair market value on the date of issuance for a total of $28,000 or $2.80 per share.

On February 6, 2018, the Company received a warrant exercise notice in respect of 2,000 warrants from a subscriber and issued 1,715 shares of common stock on a cashless exercise basis as per the cashless exercise formula contained in the warrant.

On April 23, 2018, the Company issued 75,000 shares of its common stock in respect of an investor relations services agreement which was rescinded on June 23, 2018 (Note 6(5)). The shares were valued at the fair market value on the date of issuance for a total of $150,000, or $2.00 per share.

Common Stock issuances as of December 31, 2017:

On December 13, 2017, 119,950 shares were issued to Ariel as an exercise of warrants pursuant to a License Agreement (Note 5 – License and Research Funding Agreement). These shares were valued at $335,860 or $2.80 per share, based on fair market value, and the associated cost was recorded as research and development expenses.

On December 14, 2017, the Company issued 290,000 shares to two Scientific Advisors as a stock award, valued at $812,000, or $2.80 per share, based on fair market value, and recorded the associated cost as research and development expenses. (Note 7 – Stock Plan).

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

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2018

Note 8 – Capital Stock (continued)

Share Purchase Warrants (continued)

As of June 30, 2018, and December 31, 2017, the following common stock purchase warrants were outstanding:

	Warrants (1)		Weighted Average Exercise Price
Outstanding – December 31, 2016	502,000		$0.40
Granted	64,000		0.40
Forfeited/Canceled	-		-
Exercised	512,000	(2)	0.40
Outstanding – December 31, 2017	54,000		0.40
Granted	-		-
Forfeited/Canceled	-		-
Exercised	2,000	(3)	0.40
Outstanding – June 30, 2018	52,000		$0.40

(1) Each two shares of common stock purchased under the private placement provides for one warrant to acquire an additional share of common stock together with the payment of $0.40.

(2) During the year ended December 31, 2017, investors exercised 512,000 share purchase warrants and received 442,960 underlying shares for exercise on a cashless basis.

(3) During the six-month period ended June 30, 2018, investors exercised 2,000 share purchase warrants and received 1,715 underlying shares for exercise on a cashless basis.

Note 9 – Subsequent Events

On July 12, 2018, the Company entered into a one-year sponsored research agreement (the "Sponsored Research Agreement"), with the Trustees of Dartmouth College ("Dartmouth") pursuant to which the Company will support and fund the cost of research conducted by Dartmouth of mutual interest to the parties in accordance with the Agreement.  Intellectual property invented or developed solely by a party shall be owned by such party and intellectual property jointly invented or developed shall be jointly owned.  Dartmouth shall retain an irrevocable worldwide right to use intellectual property owned by it resulting from its research under the Agreement on a non-exclusive royalty-free basis for research and education purposes.

The Agreement may be terminated earlier than one year upon written agreement of the parties, a material breach which is not cured within 30 days of notice thereof, if Professor Ke no longer conducts the research under the Agreement and a successor acceptable to both parties is not available, or in the event of an unauthorized assignment of the Company's rights and obligations under the Agreement.

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there are no additional subsequent events to disclose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Quarterly Report on Report contains predictions, estimates and other forward-looking statements relating to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors including the risks set forth in the section entitled "Risk Factors" in our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1, as filed with the Securities and Exchange Commission (the "SEC") on March 15, 2018, that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements for the three and six months ended June 30, 2018 and the notes thereto appearing elsewhere in this Report and the Company's audited financial statements for the fiscal year ended December 31, 2017, as filed with the SEC in its Annual Report on Form 10-K on March 2, 2018, along with the accompanying notes.  As used in this Quarterly Report, the terms "we", "us", "our", and the "Company" means BioLabMart Inc. prior to August 8, 2017 and Qrons Inc. since August 8, 2017.

Overview

The Company was incorporated under the laws of the State of Wyoming on August 22, 2016 as BioLabMart Inc. and changed its name to Qrons Inc. on August 8, 2017.

The Company is a preclinical stage biotechnology company developing advanced cell-based solutions to combat neuronal injuries with a laser focus on traumatic brain injuries. The technology could potentially treat a wide range of neurodegenerative diseases. The Company's treatment integrates proprietary, engineered mesenchymal stem cells, 3D printable implant, smart materials and a novel delivery system.

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

On March 6, 2018, the Company entered into an additional service agreement with Ariel for the services of Professor Gadi Turgeman and his stem cells research team in their labpursuant to which the Company paid Ariel $20,580 on March 19, 2018 and will be required to pay $20,580 by August 21, 2018.

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

Sponsored Research Agreement with Dartmouth

On July 12, 2018, the Company entered into a one-year sponsored research agreement (the "Sponsored Research Agreement"), with Dartmouth pursuant to which the Company will support and fund the cost of research conducted by Dartmouth of mutual interest to the parties in accordance with the Agreement.

Intellectual property invented or developed solely by a party shall be owned by such party and intellectual property jointly invented or developed shall be jointly owned.

Dartmouth shall retain an irrevocable worldwide right to use intellectual property owned by it resulting from its research under the Agreement on a non-exclusive royalty-free basis for research and education purposes.

If either party desires to obtain patent and copyright protection for intellectual property created under the Agreement, such party shall notify the other party and the parties shall agree upon intellectual property protection strategy and cost allocation. Each party shall have the right to grant licenses under jointly-owned patents to third parties, subject to the Company's option to the exclusive right to license Dartmouth intellectual property and/or Dartmouth's ownership in jointly-owned intellectual property upon notification to Dartmouth in accordance with the terms of the Agreement and at the Company's cost.  If the Company exercises its option to license intellectual property, Dartmouth shall negotiate exclusively with the Company for 180 days (or such additional period as agreed upon by the parties) for such licenses.  The Company will be required to reimburse Dartmouth for the costs of patent prosecution and maintenance in the United States and any foreign country and demonstrate reasonable efforts to commercialize the technology.

The Agreement may be terminated earlier than one year upon written agreement of the parties, a material breach which is not cured within 30 days of notice thereof, if Professor Ke no longer conducts the research under the Agreement and a successor acceptable to both parties is not available, or in the event of an unauthorized assignment of the Company's rights and obligations under the Agreement.

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

On January 15, 2018, Ariel filed a US provisional patent application related to our neural cell development research. A U.S. provisional patent application provides the means to establish an early effective filing date for a later filed non-provisional patent application. It does not mature into an issued patent unless the applicant files a regular non-provisional patent application within one year. On January 22, 2018, Ariel refiled the provisional patent application. Subject to positive efficacy findings, we currently intend to file for a non-provisional application within one year of the filing of the provisional application.

Qrons initiated a provisional patent application filing with the U.S. Patent and Trademark Office on April 9, 2018 entitled 'Techniques for Promoting Neuronal Recovery'.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2018 and June 30, 2017

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future.

Net Loss

Our net loss for the three months ended June 30, 2018 and 2017 is as follows:

	For the three months ended June 30,
	2018	2017

Net sales	$-	$-

Operating expenses:
Research and development expenses	92,075	938
Professional fees	7,969	3,127
General and administrative expenses	583,213	15,304
Total operating expenses	683,257	19,369

Income (loss) from operations	(683,257)	(19,369)

Interest expense	(6,933)	(2,730)
Change in derivative liabilities	1,547	-

Net (loss)	$(688,643)	$(22,099)

Operating Expenses

Total operating expenses for the three months ended June 30, 2018 were $683,257 compared to total operating expenses of $19,369 for the three months ended June 30, 2017. During the three months ended June 30, 2018, the Company incurred $92,075 of research and development expenses which included payroll of $32,592, service fees related to certain research and development agreements of $18,915, patent consultation and filing fees of $14,880, other associated expenses of $8,970 and purchases of expendable lab supplies and equipment of $16,718, compared to $938 of research and development expenses for the three months ended June 30, 2017, which consisted of purchases of expendable lab supplies. The Company incurred general and administrative expenses of $583,213 for the three months ended June 30, 2018 compared to general and administrative expenses of $15,304 for the three months ended June 30, 2017. The increase in general and administrative expense during the three months ended June 30, 2018 was primarily due to stock-based compensation costs of $353,430 related to the issuance of stock options to our officers, and $196,763 for stock awards and shares for services to members of our advisory board and investor relations consultants. Professional fees totaled $7,969 for the three months ended June 30, 2018 compared to professional fees of $3,127 during the three months June 30, 2017.   Other expense includes a gain of $1,547 as a result of the change in value of our derivative liabilities and interest expense, including accretion of our convertible notes of $6,933. Other expense was $2,730 in the three months ended June 30, 2017, which represents interest expense related to the accretion of our convertible notes, as well as accrued interest. We had a net loss of $688,643 in the three months ended June 30, 2018 compared to a net loss of $22,099 in the three months ended June 30, 2017.

Six Months Ended June 30, 2018 and June 30, 2017

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future.

Net Loss

Our net loss for the six months ended June 30, 2018 and 2017 is as follows:

	For the six months ended June 30,
	2018	2017

Net sales	$-	$-

Operating expenses:
Research and development expenses	132,972	1,714
Professional fees	29,149	3,127
General and administrative expenses	1,009,764	15,609
Total operating expenses	1,171,885	20,450

Income (loss) from operations	(1,171,885)	(20,450)

Interest expense	(13,791)	(5,430)
Change in derivative liabilities	3,563	-

Net (loss)	$(1,182,113)	$(25,880)

Operating Expenses

Total operating expenses for the six months ended June 30, 2018 were $1,171,885 compared to total operating expenses of $20,450 for the six months ended June 30, 2017. During the six months ended June 30, 2018, the Company incurred $132,972 of research and development expenses which included payroll of $54,293, service fees related to certain research and development agreements of $31,170, patent consultation and filing fees of $10,856 and purchases of expendable lab supplies and equipment of $16,996, compared to $1,714 of research and development expenses for the six months ended June 30, 2017 which consisted of purchases of expendable lab supplies. The Company incurred general and administrative expenses of $1,009,764 for the six months ended June 30, 2018 compared to general and administrative expenses of $15,609 for the six months ended June 30, 2017. The increase in general and administrative expense during the six months ended June 30, 2018 was primarily due to stock-based compensation costs of $706,860 related to the issuance of stock options to our officers, and $224,738 for stock awards and shares for services to members of our advisory board and investor relations consultants. Professional fees totaled $29,149 for the six months ended June 30, 2018 compared to professional fees of $3,127 during the six months June 30, 2017.    Other expense included a gain of $3,563 as a result of the change in value of our derivative liabilities and interest expense, including accretion of our convertible notes of $13,791. Other expense was $5,430 in the six months ended June 30, 2017, which represents interest expense related to the accretion of our convertible notes, as well as accrued interest. We had a net loss of $1,182,113 in the six months ended June 30, 2018 compared to a net loss of 25,880 in the six months ended June 30, 2017.

Liquidity and Financial Condition

Our current assets as of June 30, 2018 were $367,062 which consisted of $338,895 in cash and cash equivalents and $28,167 of prepaid expenses.  We are in the early stage of development, have experienced net losses to date and have not generated revenue from operations which raises substantial doubt about our ability to continue as a going concern. There are a number of conditions that we must satisfy before we will be able to commercialize our potential product and generate revenue, including successful development of a product candidate, which includes clinical trials, FDA approval, demonstration of effectiveness sufficient to generate commercial orders by customers, establishing production capabilities as well as effective marketing and sales capabilities for our product. We do not currently have sufficient resources to accomplish any of these conditions necessary for us to generate revenue and currently expect to incur increasing operating expenses.  We will require substantial additional funds for operations, the service of debt and to fund our business objectives. We will have to continue to rely on equity and debt financing. There can be no assurance that financing, whether debt or equity, will always be available to us in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms favorable to us. While we secured financing in the amount of $500,000 in January 2018, without additional financing, we do not believe our resources will be sufficient to meet our operating and capital needs beyond the fourth quarter of 2018.

Working Capital

	At June 30, 2018	At December 31, 2017

Current Assets	$367,062	$73,579
Current Liabilities	69,304	53,306
Working Capital	$297,758	$20,273

Cash Flows

	At June 30, 2018	At June 30, 2017
Net cash (used in) operating activities	$(218,872)	$(23,618)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	$500,000	$9,452
Net increase (decrease) in cash during period	$281,128	$(14,166)

Operating Activities

Net cash used in operating activities was $218,872 for the six-month period ended June 30, 2018 compared to $23,618 for the six-month period ended June 30, 2017.  Cash used in operating activities was predominantly the result of our net loss, offset by non-cash items including compensation in the form of stock options totaling $781,598, stock awards totaling $28,000, and stock-based compensation of $150,000 in respect to shares issued under the terms of an investor relations agreement, accretion expense of $12,794, and a gain from the change in the value of derivative liabilities of $3,563.  Changes in operating assets and liabilities includes an increase to accounts payable of $5,769, an increase to prepaid expenses of $12,355 and an increase to accounts payable related party of $998 during the six months ended June 30, 2018.  During the six months ended June 30, 2017 cash used in operating activities was also a result of our net loss of $25,880, offset by an increase to accounts payable of $1,234, accretion of debt discount totaling $5,028 and an increase to prepaid expenses of $4,000.

Investing Activities

There were no investing activities during the six-month periods ended June 30, 2018 and 2017.

Financing Activities

Net cash provided by financing activities was $500,000 for the six-month period ended June 30, 2018 compared to $9,452 for the six-month period ended June 30, 2017. The Company received proceeds from a private placement offering totaling $500,000 in the six-month period ended June 30, 2018 as compared to $32,000 in the six months ended June 30, 2017, which included financing costs of $22,548, with no similar expense in the current six-month period ended June 30, 2018.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of June 30, 2018, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

There were no sales of equity securities sold during the period covered by this Report.

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

QRONS INC.

Date: August 2, 2018	By:	/s/ Jonah Meer
	Name:	Jonah Meer
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)