Form 10-Q
period 2018-09-30
Qrons Inc.
filed 2018-11-06
CIK 1689084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

Yes [  ]  No [X ]

As of November 5, 2018, there were 12,849,581 shares of the registrant's common stock outstanding.

QRONS INC.
TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

QRONS INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2018	December 31, 2017

ASSETS
Current assets
Cash and cash equivalents	$198,622	$57,767
Prepaid expenses	54,991	15,812
Total current assets	253,613	73,579

TOTAL ASSETS	$253,613	$73,579

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$14,267	$14,141
Accounts payable and accrued liabilities – related party	2,915	1,410
Convertible note – related party, net of debt discount	25,000	6,665
Derivative liabilities	30,506	31,090
Total current liabilities	72,688	53,306

Total liabilities	72,688	53,306

Stockholders' equity
Series A Preferred Shares: $0.001 par value, authorized 10,000; 2,000 shares issued and outstanding	2	2
Common stock, $0.0001 par value: shares authorized 100,000,000; 12,826,853 and 12,404,910 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1,283	1,240
Additional Paid-in Capital	3,497,774	1,611,711
Accumulated deficit	(3,318,134)	(1,592,680)
Total stockholder's equity	180,925	20,273
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$253,613	$73,579

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2018	2017	2018	2017

Net sales	$-	$-	$-	$-

Operating expenses:
Research and development expenses	104,798	8,406	237,770	10,120
Professional fees	6,300	8,170	35,449	11,297
General and administrative expenses	423,216	31,643	1,432,980	47,252
Total operating expenses	534,314	48,219	1,706,199	68,669

Income (loss) from operations	(534,314)	(48,219)	(1,706,199)	(68,669)

Other income (expense)
Interest expense	(6,048)	(1,785)	(19,839)	(7,215)
Change in derivative liabilities	(2,979)	(47,954)	584	(47,954)
Total Other income (expense)	(9,027)	(49,739)	(19,255)	(55,169)

Net (loss)	$(543,341)	$(97,958)	$(1,725,454)	$(123,838)

Net (loss) per common shares (basic and diluted)	$(0.04)	$(0.00)	$(0.14)	$(0.00)

Weighted average shares outstanding
Basic and diluted	12,807,584	11,552,000	12,744,561	11,544,293

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months ended September 30,
	2018	2017
Cash Flows From Operating Activities
Net loss	$(1,725,454)	$(123,838)
Adjustments to reconcile net loss to net cash provided from (used by) operating activities:
Stock awards recorded as advisory services	178,000	-
Stock options granted and recorded as administrative expenses and advisory services	1,183,106	-
Accretion of debt discount	18,335	6,599
Change in derivative liabilities	(584)	47,954
Changes in operating assets and liabilities:
Prepaid expenses	(39,179)	-
Accounts payable and accrued liabilities	126	6,059
Accounts payable and accrued liabilities, related party	1,505	-
Net cash provided (used by) operating activities	(384,145)	(63,226)

Cash Flows From Investing Activities
Net cash provided from (used by) investing activities	-	-

Cash Flows From Financing Activities
Proceeds from convertible note	-	15,000
Proceeds from private placement	525,000	32,000
Financing costs	-	(22,548)
Net cash provided from financing activities	525,000	24,452

Increase (decrease) in cash and cash equivalents	140,855	(38,774)

Cash at beginning of period	57,767	155,242
Cash at end of period	198,622	116,468

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2018

Note 1 – Description of Business and Basis of Presentation

Organization and nature of business:

Qrons Inc.  ("Qrons" or the "Company") was incorporated under the laws of the State of Wyoming on August 22, 2016 under the name BioLabMart Inc.

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

The Company is a preclinical stage biotechnology company developing advanced cell-based solutions to combat neuronal injuries and achieve a breakthrough in the treatment of traumatic brain injuries ("TBIs"), an unmet medical need.  We believe that our approach is pushing the boundaries of science by using the latest advances in molecular biology and chemistry. The Company collaborates with universities and scientists in the fields of regenerative medicine, tissue engineering and 3D printable hydrogels to develop a treatment that integrates proprietary, engineered mesenchymal stem cells, 3D printable implant, smart materials and a novel delivery system.

Our headquarters are located at 777 Brickell Avenue, Suite 500, Miami, Florida 33131.

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

In lieu of extending the research financing and research period under the License Agreement beyond the initial 12 months, on December 14, 2017, the Company entered into a 12-month services agreement with Ariel (the "Services Agreement") pursuant to which a team at Ariel under the direction of Prof. Danny Baranes will conduct molecular biology research activities involving the testing of implant materials for the Company. On April 12, 2018, the Services Agreement was amended to provide for additional services as the Company may request.

On March 6, 2018, the Company entered into an additional services agreement with Ariel for the services of Professor Gadi Turgeman and his neurobiology research team in their lab.

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2018

Note 1 – Description of Business and Basis of Presentation (continued)

Dartmouth Agreements

On October 17, 2017, the Company entered into an Option Agreement (the "Agreement") with the Trustees of Dartmouth College which provides for, among other things, the grant to the Company of a one-year exclusive option to negotiate a worldwide, royalty bearing, exclusive license with Dartmouth for 3D printable materials in the field of human and animal health. During the option period, the Company agreed to use all commercially reasonable resources to evaluate the intellectual property and provide quarterly milestone reports and a commercialization plan upon exercise of the option. Pursuant to the Agreement, the Company agreed to finance the prosecution of patents by Dartmouth to protect its intellectual property.  Further, the Agreement provides for the payment by the Company of an option fee and certain license fees and royalty payments based upon the Company's product sales, as part of a final negotiated license agreement. The Company exercised its option on March 26, 2018 to negotiate definitive license terms, as it continues further evaluation and research.

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

 Note 2 – Summary of Significant Accounting Policies

Financial Statement Presentation:  The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements  included in our Annual Report on Form 10-K for the year ended December 31, 2017.
In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three and nine-month periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

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

Research and Development Costs: The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, "Research and Development". Research and development costs were $237,770 and $10,120 for the nine-month periods ended September 30, 2018 and September 30, 2017, respectively.

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred. The Company incurred $48,832 and $15,657 in advertising or marketing costs during the nine months ended September 30, 2018 and 2017, respectively.

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2018

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

The following table provides a summary of the fair value of our derivative liabilities as of September 30, 2018 and December 31, 2017:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of September 30, 2018:
Liabilities
Derivative liabilities	$-	$-	$30,506

As of December 31, 2017:
Liabilities
Derivative liabilities	$-	$-	$31,090

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2018

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

Potential common stock consists of the incremental common stock issuable upon the exercise of common stock warrants (using the if-converted method), convertible notes, classes of shares with conversion features, and stock awards and stock options. The computation of basic loss per share for the nine-month period ended September 30, 2018 and 2017 excludes potentially dilutive securities of underlying share purchase warrants, convertible notes, stock options and preferred shares, because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted.

The table below reflects the potentially dilutive securities at each reporting period which have been excluded from the computation of diluted net loss per share:

	September 30, 2018	September 30, 2017
Stock purchase warrants	52,000	566,000
Research Warrants at 3% of issued and outstanding shares	384,806	-
Convertible Notes	28,778	32,178
Series A Preferred shares	700	700
Stock options vested	30,000	-
Stock options not yet vested	690,000	-
Stock awards not yet vested	290,000	-
	1,476,284	598,878

New Accounting Pronouncements: There were various accounting standards and interpretations issued recently, none of which are expected to have a material effect on the Company's operations, financial position or cash flows.

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2018

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

On September 28, 2017 the Company and CubeSquare amended Note 1 to extend the maturity date  from September 1, 2017 to September 1, 2018 and on September 9, 2018, the Company further amended Note 1 to extend the maturity date to September 1, 2019, under the same terms and conditions.

On September 27, 2017, the Company entered into a second convertible debenture agreement with CubeSquare under which the Company received proceeds of $15,000 (Note 2). Note 2 bears interest at 8% per annum and is due on September 27, 2018. Interest shall accrue from September 27, 2017 and shall be payable on maturity.   Any portion of the principal and unpaid interest under the note is convertible at any time at the option of CubeSquare into shares of common stock of the Company at a conversion price equal to a 50% discount to the average of the five lowest trading prices during the previous twenty trading days prior to the date of the notice of conversion from CubeSquare. On September 9, 2018, Note 2 was amended to extend the maturity date until September 27, 2019.

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

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2018

Note 4 – Convertible Note – Related Party and Derivative Liabilities (continued)

The carrying value of these convertible notes is as follows:

	September 30, 2018	December 31, 2017
Face value of certain convertible notes	$25,000	$25,000
Less: unamortized discount	-	(18,335)
Carrying value	$25,000	$6,665

Amortization of the discount over the three months ended September 30, 2018 and 2017 totaled $5,541 and $1,571, respectively, which amounts have been recorded as interest expense. Amortization of the discount over the nine months ended September 30, 2018 and 2017 totaled $18,335 and $6,599, respectively, which amounts have been recorded as interest expense.

As a result of the application of ASC No. 815 in the periods ended September 30, 2018 and December 31, 2017 the fair value of the conversion feature is summarized as follows:

Balance at December 31, 2017	$31,090
Derivative addition associated with convertible notes	-
Change in fair value	(584)
Balance at September 30, 2018	$30,506

The fair value at the commitment and re-measurement dates for the Company's derivative liabilities were based upon the following management assumptions as of September 30, 2018 and commitment date:

	Commitment Date	September 30, 2018	December 31, 2017
Expected dividends	0	0	0
Expected volatility	101% ~103%	77% ~ 83%	110% ~ 115%
Expected term	0.92 ~ 1 year	0.92 ~0.99 year	0.67 ~0.74 year
Risk free interest rate	1.33%	2.59%	1.53% ~ 1.65%

Note 5 – License and Research Funding Agreements

On December 14, 2016, the Company entered into the License Agreement with Ariel. Under the terms of the License Agreement, Professor Danny Baranes, the principal investigator and his research team will carry out further research relating to cell treatment with conditioned medium for neuronal tissue regeneration and repair. The Company shall fund the research completed during the research period in the total amount of $100,000. In consideration for payments under the License Agreement, the Company received an exclusive worldwide royalty- bearing license in Ariel patents and know-how to develop and commercialize products based on or incorporating conditioned medium for neuronal tissue regeneration and/or repair, resulting from Ariel's research or technology or the Company's research funding (the "Products). Under the License Agreement, the Company is required to use its best efforts to develop and commercialize the Products in accordance with development milestones set forth in the Agreement.

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2018

Note 5 – License and Research Funding Agreements (continued)

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

During the year ended December 31, 2017, the Company incurred total research and development costs of $1,179,777, which amount includes the aforementioned value of 119,950 shares of common stock at $335,860 pursuant to the License Agreement, as well as $812,000 recorded as stock-based compensation related to certain stock awards discussed in Note 6 – Commitments below, granted to various members of the Company's scientific advisory board.

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

On March 6, 2018, the Company entered into an additional service agreement with Ariel for the services of Professor Gadi Turgeman and his stem cells research team in their lab pursuant to which the Company paid Ariel $20,580 on each of March 19, 2018 and August 22, 2018.

On July 12, 2018, the Company entered into the Sponsored Research Agreement with Dartmouth pursuant to which the Company will support and fund the cost of research conducted by Dartmouth of mutual interest to the parties in accordance with the Agreement.  Intellectual property invented or developed solely by a party shall be owned by such party and intellectual property jointly invented or developed shall be jointly owned.  Dartmouth shall retain an irrevocable worldwide right to use intellectual property owned by it resulting from its research under the Agreement on a non-exclusive royalty-free basis for research and education purposes. The Agreement may be terminated earlier than one year upon written agreement of the parties, a material breach which is not cured within 30 days of notice thereof, if Professor Ke no longer conducts the research under the Agreement and a successor acceptable to both parties is not available, or in the event of an unauthorized assignment of the Company's rights and obligations under the Agreement.

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2018

Note 6 – Commitments

(1)	Service Agreement with Ariel - Prof. Danny Baranes

On December 14, 2017, the Company entered into a 12-month services agreement pursuant to which a team at Ariel under the direction of Prof. Danny Baranes will conduct molecular biology research activities involving the testing of implant materials for the Company. As compensation for the services provided, the Company will pay Ariel (i) $17,250 within five business days of the execution of the Services Agreement, and (ii) $17,250 by May 1, 2018.

The Services Agreement may be terminated by the non-breaching party upon a material breach that is not cured within 30 days or by the Company upon thirty days' prior written notice to Ariel. Ariel must keep confidential information of the Company confidential for five years after the term of the Services Agreement.

During the year ended December 31, 2017, $17,250 was paid and on April 26, 2018, the remaining installment of $17,250 was paid. During the year ended December 31, 2017, $1,438 was expensed, and during the nine months ended September 30, 2018 $25,875 was expensed, and the remaining $7,187, which amount is reflected on the Company's balance sheets as prepaid expenses, will be expensed in a subsequent period.

On April 12, 2018, the Services Agreement was amended to provide for the payment by the Company of an additional monthly fee, commencing March 2018, of up to 8,000 Israeli shekels as compensation for additional costs which the Company may request. During the nine-month period ended September 30, 2018, the Company paid $14,082 for these additional fees.

(2)	Service Agreement with Ariel - Dr. Gadi Turgeman

On March 6, 2018, the Company entered into a service agreement for the services of Professor Gadi Turgeman and his stem cells research team in their lab. As compensation for the services provided, the Company paid Ariel $20,580 on each of March 19, 2018 and August 22, 2018.

The Services Agreement may be terminated by the non-breaching party upon a material breach that is not cured within 30 days or by the Company upon thirty days' prior written notice to Ariel. Ariel must keep confidential information of the Company confidential for six years after the term of the Services Agreement.

During the nine months ended September 30, 2018, $41,160 was paid and recorded as prepaid expenses, of which $24,010 was expensed in the nine-month period ended September 30, 2018, and the remaining $17,150 will be expensed in a subsequent period.

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

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2018

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

On August 15, 2018, the Company entered into an Agreement with an Advisor under the terms of which the Company granted an option to purchase 20,000 shares of common stock under the 2016 Stock Option and Award Plan subject to certain vesting terms.

(4)	Business Advisory Board Agreement

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
September 30, 2018

Note 6 – Commitments (continued)

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

(6)	Sponsored Research Agreement

On July 12, 2018, the Company entered into a one-year sponsored research agreement (the "Sponsored Research Agreement"), with the Trustees of Dartmouth College ("Dartmouth") pursuant to which the Company will support and fund the cost of research conducted by Dartmouth of mutual interest to the parties in accordance with the Agreement.  Intellectual property invented or developed solely by a party shall be owned by such party and intellectual property jointly invented or developed shall be jointly owned.  Dartmouth shall retain an irrevocable worldwide right to use intellectual property owned by it resulting from its research under the Agreement on a non-exclusive royalty-free basis for research and education purposes. The Company funded $36,293 on August 20, 2018 and will fund additional $18,147 by December 1, 2018 and $18,146 by June 1, 2019, respectively.

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

During the nine months ended September 30, 2018, $36,293 was paid and recorded as prepaid expenses, of which $9,073 was expensed in the nine-month period ended September 30, 2018, and the remaining $27,220 will be expensed in a subsequent period.

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

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2018

Note 7 – Stock Plan (continued)

Stock Awards:

On December 14, 2016, the Board awarded to each of its Science Advisors, Prof. Danny Baranes and Dr. Liat Hammer, a total of 440,000 shares of common stock of which 150,000 shares vested on December 14, 2016, 145,000 shares vested on December 14, 2017, and 145,000 shares will vest on December 14, 2018, provided such advisors are still providing services to the Company.

The value of the vested awards had been recorded as research and development expenses in the respective periods.  A total of 290,000 stock awards are expected to vest during the fourth quarter of fiscal 2018.

On January 23, 2018, the Company awarded 10,000 shares of its common stock to Mr. Hilman under its 2016 Stock Option and Stock Award Plan, which shares were fully vested and recorded as advisory services on issuance.

	For the nine months ended September 30, 2018	For the year ended December 31, 2017
Number of shares vested in period	10,000	290,000
Fair market value per share	$2.80	$2.80
Stock based compensation recognized	$28,000	$812,000

Stock Options:

(a)	Stock Options granted to Science Advisors:

On November 15, 2017, under the 2016 Stock Option and Award Plan, the Board awarded two of its Science Advisors the following three-year stock options: (i) an immediately exercisable option to purchase 6,667 shares of common stock at an exercise price of $2.00 per share, (ii) an option to purchase 6,667 shares of common stock exercisable on November 15, 2018 at an exercise price of $2.00 per share and (iii) an option to purchase 6,666 shares of common stock exercisable on November 15, 2019 at an exercise price of $2.00 per share, provided the advisors are still providing services to the Company.

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

On April 16, 2018, under the 2016 Stock Option and Award Plan, the Board awarded a Science Advisor, the following three-year stock options: (i) an option to purchase 10,000 shares of common stock, exercisable on April 16, 2018 at an exercise price of $2.00 per share (ii) an option to purchase 10,000 shares of common stock exercisable on April 16, 2019 at an exercise price of $2.00 per share, and (iii) an option to purchase 10,000 shares of common stock exercisable on April 16, 2020 at an exercise price of $2.00 per share, provided the advisor is still providing services to the Company.
On August 15, 2018, under the 2016 Stock Option and Award Plan, the Board granted a Science Advisor an option to purchase an aggregate of 20,000 shares of  common stock at an exercise price of $2.00 per share. The option vests as to 6,667 shares on each of August 15, 2018 and August 15, 2019 and as to 6,666 shares on August 15, 2020 and remains exercisable as to each such installment for three years from the date of vesting.

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2018

Note 7 – Stock Plan (continued)

Stock Options: (continued)

(a)	Stock Options granted to Science Advisors: (continued)

During the year ended December 31, 2017, total recognized compensation in respect of the above stock option compensation was $29,000, which amount has been allocated as advisory services as part of general and administrative expenses.

The Company recorded stock-based compensation in the amount of $48,078 and $122,816 in respect to these options grants during the three and nine months ended September 30, 2018, respectively, which amounts have been allocated as advisory services as part of general and administrative expenses.

As of September 30, 2018, total unrecognized compensation remaining to be recognized in future periods totaled $92,671.

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

During the three and nine months ended September 30, 2018, total recognized compensation of $353,430 and $1,060,290, respectively, was recorded as general and administrative expenses.

As of September 30, 2018, total unrecognized compensation remaining to be recognized in future periods totaled $246,755.

The fair value of each option award above is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions at the measurement date(s):

Measurement date
Dividend yield	0%
Expected volatility	114.69 ~ 126.34%
Risk-free interest rate	1.79% ~ 2.68%
Expected life (years)	3 ~ 5
Stock Price	$2.00 ~ 2.80
Exercise Price	$0.40 ~ 2.00

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2018

Note 7 – Stock Plan (continued)

Stock Options: (continued)

A summary of the activity for the Company's stock options for the nine-month period ended September 30, 2018 and for the year ended December 31, 2017, is as follows:

	September 30, 2018		December 31, 2017
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	670,000	$1.93	-	$-
Granted	50,000	$2.00	670,000	$1.93
Exercised	-	$-	-	$-
Canceled	-	$-	-	$-
Outstanding, end of period	720,000	$1.93	670,000	$1.93
Options exercisable, end of period	30,000	$2.00	13,334	$2.00
Options expected to vest, end of period	690,000	$1.93	656,666	$1.89
Weighted average fair value of options granted		$2.30		$2.36

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

There was a total of 2,000 shares of Series A Preferred Stock issued and outstanding as at September 30, 2018 and December 31, 2017.

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2018

Note 8 – Capital Stock (continued)

Common Stock issuances during the nine months ended September 30, 2018:

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

On September 16, 2018 the Company sold 22,728 shares of its common stock to an investor and raised $25,000 pursuant to a subscription agreement in a private placement offering. The proceeds of the offering will be used for research and general corporate purposes.

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

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2018

Note 8 – Capital Stock (continued)

Share Purchase Warrants

In accordance with authoritative accounting guidance, the fair value of the aforementioned warrants was calculated using the Black-Scholes option-pricing model with the following assumptions at the measurement date(s):

Measurement date
Dividend yield	0%
Expected volatility	97.90~119.33%
Risk-free interest rate	1.47~1.60%
Expected life (years)	2.71~2.92
Stock Price	$0.25
Exercise Price	$0.40

As of September 30, 2018, and December 31, 2017, the following common stock purchase warrants were outstanding:

	Warrants (1)		Weighted Average Exercise Price
Outstanding – December 31, 2016	502,000		$0.40
Granted	64,000		0.40
Forfeited/Canceled	-		-
Exercised	512,000	(2)	0.40
Outstanding – December 31, 2017	54,000		0.40
Granted	-		-
Forfeited/Canceled	-		-
Exercised	2,000	(3)	0.40
Outstanding – September 30, 2018	52,000		$0.40

(1) Each two shares of common stock purchased under the private placement provides for one warrant to acquire an additional share of common stock together with the payment of $0.40.

(2) During the year ended December 31, 2017, investors exercised 512,000 share purchase warrants and received 442,960 underlying shares for exercise on a cashless basis.

(3) During the nine-month period ended September 30, 2018, investors exercised 2,000 share purchase warrants and received 1,715 underlying shares for exercise on a cashless basis.

Note 9 – Subsequent Events

On October 8, 2018 the Company sold 22,728 shares of its common stock to an investor and raised $25,000 pursuant to a subscription agreement in a private placement offering. The proceeds of the offering will be used for research and general corporate purposes.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements for the three and nine months ended September 30, 2018 and the notes thereto appearing elsewhere in this Report and the Company's audited financial statements for the fiscal year ended December 31, 2017, as filed with the SEC in its Annual Report on Form 10-K on March 2, 2018, along with the accompanying notes.  As used in this Quarterly Report, the terms "we", "us", "our", and the "Company" means BioLabMart Inc. prior to August 8, 2017 and Qrons Inc. since August 8, 2017.

Overview

The Company was incorporated under the laws of the State of Wyoming on August 22, 2016 as BioLabMart Inc. and changed its name to Qrons Inc. on August 8, 2017.

The Company is a preclinical stage biotechnology company developing advanced cell-based solutions to combat neuronal injuries and achieve a breakthrough in the treatment of traumatic brain injuries ("TBIs"), an unmet medical need.  We believe that our approach is pushing the boundaries of science by using the latest advances in molecular biology and chemistry. The Company collaborates with universities and scientists in the fields of regenerative medicine, tissue engineering and 3D printable hydrogels to develop a treatment that integrates proprietary, engineered mesenchymal stem cells, 3D printable implant, smart materials and a novel delivery system.

The Company raised an aggregate of $281,000 between November 2, 2016 and January 27, 2017 from 37 accredited investors, $500,000 in January 2018 from an accredited investor, and an aggregate of $50,000 from two accredited investors in September and October 2018, in private placement offerings under Regulation D and Regulation S under the Securities Act of 1933.,

The Company relies primarily on its two co-founders, Jonah Meer and Ido Merfeld, who are its sole officers and directors to manage its day- to-day business.  We currently outsource all professional services to third parties in an effort to maintain lower operational costs.

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
Services Agreements with Ariel

In lieu of extending the research financing and research period under the License Agreement beyond the initial 12 months, on December 14, 2017, the Company entered into a 12-month services agreement with Ariel (the "Services Agreement") pursuant to which a team at Ariel University under the direction of Prof. Danny Baranes will conduct molecular biology research activities involving the testing of implant materials for the Company. As compensation for such services, the Company paid Ariel (i) $17,250 on December 19, 2017 and (ii) $17,250 on April 26, 2018. On April 12, 2018, the Services Agreement was amended to provide for the payment by the Company of an additional monthly fee, commencing March 2018, of up to 8,000 Israeli shekels as compensation for additional costs which the Company may request.

On March 6, 2018, the Company entered into an additional service agreement with Ariel for the services of Professor Gadi Turgeman and his stem cells research team in their lab pursuant to which the Company paid Ariel $20,580 on each of March 19, 2018 and August 22, 2018.

Option Agreement with Dartmouth

On October 17, 2017, the Company entered into an option agreement (the " Option Agreement") with the Trustees of Dartmouth College ("Dartmouth") which provides for, among other things, the grant to the Company of a one-year exclusive option to negotiate a worldwide, royalty bearing, exclusive license with Dartmouth for 3D printable materials in the field of human and animal health. The Option Agreement provided the opportunity to evaluate the intellectual property, potential products and markets and for further research to develop the intellectual property. The Company exercised its option on March 26, 2018 to negotiate definitive license terms, as it continues further evaluation and research.

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

Plan of Operations

We have not completed development of our product candidate nor generated any revenue from the sales of products or services.

In the next 12 months, we currently plan on completing development of our product candidate. This will require us to continue working with Dartmouth under the Sponsored Research Agreement in our development of innovative 3D printable biocompatible advanced materials and stem cell delivery techniques. At our Ariel labs our Stem Cells Team will continue development of our proprietary, neuro-regenerative mesenchymal stem cell lines.

Upon completion of the development of our product candidate we will begin testing for efficacy. This will require us to establish an Efficacy Team, in preparation to reach clinical trials.

On January 15, 2018, Ariel filed a  provisional patent application related to our neural cell development research. Subject to positive efficacy findings, we currently intend to file for a non-provisional application. On April 9, 2018, we filed a provisional patent application  with the U.S. Patent and Trademark Office  entitled 'Techniques for Promoting Neuronal Recovery'.

As our research progresses, if and when we achieve functional supporting results, we or Ariel intend to file for additional patents. Under the License Agreement Ariel shall be responsible for the preparation, filing, prosecution and protection of its patents. Such preparation shall be done in consultation with the Company, provided expenses in excess of $1,000 will require Company pre-approval. The Company shall reimburse Ariel for all documented patent-related expenses. We currently estimate the cost of such patent preparation and filing to be approximately $7,000 which we intend to fund with the Company's operating capital.

We will continue exploring sources of additional debt and equity financings as well as available grants.

There is substantial doubt that we can continue as an on-going business after the next twelve months unless we obtain additional capital to pay our expenditures. We do not currently have sufficient resources to accomplish all of the conditions necessary for us to generate revenue.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2018 and September 30, 2017

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future.

Net Loss

Our net loss for the three months ended September 30, 2018 and 2017 is as follows:

	For the three months ended September 30,
	2018	2017

Net sales	$-	$-

Operating expenses:
Research and development expenses	104,798	8,406
Professional fees	6,300	8,170
General and administrative expenses	423,216	31,643
Total operating expenses	534,314	48,219

Income (loss) from operations	(534,314)	(48,219)

Other income (expense)
Interest expense	(6,048)	(1,785)
Change in derivative liabilities	(2,979)	(47,954)

Net (loss)	$(543,341)	$(97,958)

Operating Expenses

Total operating expenses for the three months ended September 30, 2018 were $534,314 compared to total operating expenses of $48,219 for the three months ended September 30, 2017. During the three months ended September 30, 2018, the Company incurred $104,798 of research and development expenses which included payroll of $34,563, service fees related to certain research and development agreements of $26,087, fees associated with a sponsored research agreement of $9,073, legal and filing fees related to patents of $710, publication and software fees of $2,163 and purchases of expendable lab supplies and equipment of $32,203, compared to $8,406 of research and development expenses for the three months ended September 30, 2017, which consisted of patent fees of $5,018, and purchases of expendable lab supplies. The Company incurred general and administrative expenses of $423,216 for the three months ended September 30, 2018 compared to general and administrative expenses of $31,643 for the three months ended September 30, 2017. The increase in general and administrative expense during the three months ended September 30, 2018 was primarily due to stock-based compensation costs of $401,208 related to the issuance of stock options to our officers, and members of our advisory board. Professional fees totaled $6,300 for the three months ended September 30, 2018 compared to professional fees of $8,170 during the three months September 30, 2017.   Other expense in the three months ended September 30, 2018 included a loss of $2,979 as a result of the change in value of our derivative liabilities and interest expense of $6,048, including accretion of our convertible notes of $5,541. Other expense was $49,739 in the three months ended September 30, 2017, which represents interest expense related to the accretion of our convertible notes, as well as accrued interest, and a loss from the change in the value of our derivative liabilities of $47,954. We had a net loss of $543,341 in the three months ended September 30, 2018 compared to a net loss of $97,958 in the three months ended September 30, 2017.

Nine Months Ended September 30, 2018 and September 30, 2017

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future.

Net Loss

Our net loss for the nine months ended September 30, 2018 and 2017 is as follows:

	For the nine months ended September 30,
	2018	2017

Net sales	$-	$-

Operating expenses:
Research and development expenses	237,770	10,120
Professional fees	35,449	11,297
General and administrative expenses	1,432,980	47,252
Total operating expenses	1,706,199	68,669

Income (loss) from operations	(1,706,199)	(68,669)

Other income (expense)
Interest expense	(19,839)	(7,215)
Change in derivative liabilities	584	(47,954)

Net (loss)	$(1,725,454)	$(123,838)

Operating Expenses

Total operating expenses for the nine months ended September 30, 2018 were $1,706,199 compared to total operating expenses of $68,669 for the nine months ended September 30, 2017. During the nine months ended September 30, 2018, the Company incurred $237,770 of research and development expenses which included payroll of $88,856, service fees related to certain research and development agreements of $64,167, fees associated with a sponsored research agreement of $9,073, legal and filing fees related to patents of $21,566, publication and software fees of $4,910 and purchases of expendable lab supplies and equipment of $49,199, compared to $10,120 of research and development expenses for the nine months ended September 30, 2017 which consisted of patent fees of $5,018 and purchases of expendable lab supplies. The Company incurred general and administrative expenses of $1,432,980 for the nine months ended September 30, 2018 compared to general and administrative expenses of $47,252 for the nine months ended September 30, 2017. The increase in general and administrative expense during the nine months ended September 30, 2018 was primarily due to stock-based compensation costs of $1,183,106 related to the issuance of stock options to our officers, and $178,000 for stock awards and shares for services to members of our advisory board and investor relations consultants. Professional fees totaled $35,449 for the nine months ended September 30, 2018 compared to professional fees of $11,297 during the nine months September 30, 2017.    Other expense in the nine months ended September 30, 2018 included a gain of $584 as a result of the change in value of our derivative liabilities and interest expense of $19,839, including accretion of our convertible notes of $18,335. Other expense was $55,169 in the nine months ended September 30, 2017, which represents interest expense related to the accretion of our convertible notes of $6,599, as well as accrued interest, and a loss from the change in the value of our derivative liabilities of $47,954 We had a net loss of $1,725,454 in the nine months ended September 30, 2018 compared to a net loss of $123,838 in the nine months ended September 30, 2017.

Liquidity and Financial Condition

Our current assets as of September 30, 2018 were $253,613 which consisted of $198,622 in cash and cash equivalents and $54,991 of prepaid expenses.  We are in the early stage of development, have experienced net losses to date and have not generated revenue from operations which raises substantial doubt about our ability to continue as a going concern. There are a number of conditions that we must satisfy before we will be able to commercialize our potential product and generate revenue, including successful development of a product candidate, which includes clinical trials, FDA approval, demonstration of effectiveness sufficient to generate commercial orders by customers, establishing production capabilities as well as effective marketing and sales capabilities for our product. We do not currently have sufficient resources to accomplish any of these conditions necessary for us to generate revenue and currently expect to incur increasing operating expenses.  We will require substantial additional funds for operations, the service of debt and to fund our business objectives. We will have to continue to rely on equity and debt financing. There can be no assurance that financing, whether debt or equity, will always be available to us in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms favorable to us. While we secured financing in the amount of $500,000 in January 2018, and additional financing of $50,000 in September and October 2018, without additional financing, we do not believe our resources will be sufficient to meet our operating and capital needs beyond the fourth quarter of 2018.

Working Capital

	At September 30, 2018	At December 31, 2017

Current Assets	$253,613	$73,579
Current Liabilities	72,688	53,306
Working Capital	$180,925	$20,273

Cash Flows

	At September 30, 2018	At September 30, 2017
Net cash (used in) operating activities	$(384,145)	$(63,226)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	$525,000	$24,452
Net increase (decrease) in cash during period	$140,855	$(38,774)

Operating Activities

Net cash used in operating activities was $384,145 for the nine-month period ended September 30, 2018 compared to $63,226 for the nine-month period ended September 30, 2017.  Cash used in operating activities was predominantly the result of our net loss, offset by non-cash items including compensation in the form of stock options totaling $1,183,106, stock awards and stock based compensation totaling $178,000 related to an investor relations agreement and service provided on the Company's advisory board, accretion expense of $18,335, and a gain from the change in the value of derivative liabilities of $584.  Changes in operating assets and liabilities includes an increase to accounts payable of $126, an increase to prepaid expenses of $39,179 and an increase to accounts payable related party of $1,505 during the nine months ended September 30, 2018.  During the nine months ended September 30, 2017 cash used in operating activities was also a result of our net loss of $123,838, offset by an increase to accounts payable of $6,059, accretion of debt discount totaling $6,599 and a change in our derivative liabilities of $47,954.

Investing Activities

There were no investing activities during the nine-month periods ended September 30, 2018 and 2017.

Financing Activities

Net cash provided by financing activities was $525,000 for the nine-month period ended September 30, 2018 compared to $24,452 for the nine-month period ended September 30, 2017. The Company received proceeds from private placement offerings totaling $525,000 in the nine-month period ended September 30, 2018 as compared to $32,000 in the nine months ended September 30, 2017, which included financing costs of $22,548, with no similar expense in the nine-month period ended September 30, 2018. Further during the nine months ended September 30, 2017, the Company received proceeds of $15,000 from a convertible note, with no similar financing in the nine months ended September 30, 2018.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that may be necessary should we be unable to continue in operation. Our report from our independent registered public accounting firm for the fiscal year ended December 31, 2017 includes an explanatory paragraph stating the Company has experienced net losses to date, and it has not generated revenue from operations, and will need additional working capital to service debt and for ongoing operations.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely effected and we may be unable to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of September 30, 2018, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as set forth below, there were no sales of equity securities sold during the period covered by this Report:

On August 15, 2018, we granted an option to purchase an aggregate of 20,000 shares of our common stock at an exercise price of $2.00 per share to Igor Korman. The option vests as to 6,667 shares on each of August 15, 2018 and August 15, 2019 and as to 6,666 shares on August 15, 2020 and remains exercisable as to each such installment for three years from the date of vesting.

On September 16, 2018, we sold 22,728 shares of our common stock to an accredited investor for $25,000 pursuant to a subscription agreement.

On October 8, 2018 we sold 22,728 shares our common stock to an accredited investor for $25,000 pursuant to a subscription agreement.

The above issuance did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe is exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder. The purchaser represented to us that he was an accredited investor and was acquiring the shares for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that he could bear the risks of the investment.

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

QRONS INC.

Date: November 6, 2018	By:	/s/ Jonah Meer
	Name:	Jonah Meer
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)