Form 10-K
period 2018-12-31
Qrons Inc.
filed 2019-03-25
CIK 1689084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File Number: 000-55800

QRONS INC.

(Exact name of registrant as specified in its charter)

Wyoming	81-3623646
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Battery Place, #7T, New York, New York 10280

(Address of principal executive office)

Registrant's telephone number, including area code: (212)-945-2080

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $6,955,773.

As of March 22, 2019, there were 12,942,309 shares of the registrant's common stock outstanding.

2

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

We are a preclinical stage biotechnology company developing advanced stem cell synthetic hydrogel-based solutions to combat neuronal injuries and achieve a breakthrough in the treatment of traumatic brain injuries ("TBIs") for both concussions and penetrating injuries, an unmet medical need. We believe that our approach is pushing the boundaries of science by using the latest advances in molecular biology and chemistry. The Company collaborates with universities and scientists in the fields of regenerative medicine, tissue engineering and 3D printable hydrogels to develop a treatment that integrates proprietary, engineered mesenchymal stem cells, 3D printable implant, smart materials and a novel delivery system.

To date, the Company has two products candidates for treating TBIs, both integrating proprietary, modified mesenchymal stem cells (“MSCs”) and smart synthetic material. QS100TM is an injury specific, 3D printable, implantable MSCs-synthetic hydrogel, to treat penetrating brain injuries and QS200TM is an injectable MSCs-synthetic hydrogel for the treatment of diffused injuries commonly referred to as concussions.

As described below, while continuing research under the Company’s sponsored research agreement (the “Sponsored Research Agreement”) with the Trustees of Dartmouth College (“Dartmouth”) to develop innovative 3D printable, biocompatible advanced materials, the Company is currently engaged in discussions with Dartmouth to finalize terms of a worldwide, royalty bearing, exclusive license for such 3D printable materials in the field of human and animal health. In addition, the Company is engaged in laboratory research relating to neuronal tissue regeneration and/or repair in Israel in connection with service agreements with Ariel University R&D Co., Ltd., now known as Ariel Scientific Innovations Ltd., a wholly owned subsidiary of Ariel University, in Ariel, Israel (“Ariel”).

Messrs. Meer and Merfeld, our Chief Executive Officer and President, respectively, as the holders of the Company's issued and outstanding shares of the Company's Class A Preferred Stock collectively have 66 2/3% of the voting rights of the Company. Acting together, they will be able to influence the outcome of all corporate actions requiring approval of our stockholders.

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

Option Agreement with Dartmouth

On October 17, 2017, the Company entered into an option agreement (the "Option Agreement") with Dartmouth which provides for, among other things, the grant to the Company of a one-year exclusive option to negotiate a worldwide, royalty bearing, exclusive license with Dartmouth for 3D printable materials in the field of human and animal health. During the option period, the Company agreed to use all commercially reasonable resources to evaluate the intellectual property and provide quarterly milestone reports and a commercialization plan upon exercise of the option. Pursuant to the Option Agreement, the Company agreed to finance the prosecution of patents by Dartmouth to protect its intellectual property.  Further, the Agreement provides for the payment by the Company of an option fee and certain license fees and royalty payments based upon the Company's product sales, as part of a final negotiated license agreement. The Company exercised its option on March 26, 2018 to negotiate definitive license terms, as it continues further evaluation and research. The Company and Dartmouth are engaged in discussions to finalize terms of the license.

Sponsored Research Agreement with Dartmouth

On July 12, 2018, the Company entered into a one-year sponsored research agreement (the "Sponsored Research Agreement"), with Dartmouth pursuant to which the Company will fund research conducted by Dartmouth of mutual interest to the parties in accordance with the Agreement. Intellectual property invented or developed solely by a party shall be owned by such party and intellectual property jointly invented or developed shall be jointly owned. Dartmouth shall retain an irrevocable worldwide right to use intellectual property owned by it resulting from its research under the Sponsored Research Agreement on a non-exclusive royalty-free basis for research and education purposes.

If either party desires to obtain patent and copyright protection for intellectual property created under the Sponsored Research Agreement, such party shall notify the other party and the parties shall agree upon intellectual property protection strategy and cost allocation. Each party shall have the right to grant licenses under jointly-owned patents to third parties, subject to the Company's option to the exclusive right to license Dartmouth intellectual property and/or Dartmouth's ownership in jointly-owned intellectual property upon notification to Dartmouth in accordance with the terms of the Agreement and at the Company's cost. If the Company exercises its option to license intellectual property, Dartmouth shall negotiate exclusively with the Company for 180 days (or such additional period as agreed upon by the parties) for such licenses. The Company will be required to reimburse Dartmouth for the costs of patent prosecution and maintenance in the United States and any foreign country and demonstrate reasonable efforts to commercialize the technology.

The Sponsored Research Agreement may be terminated earlier than one year upon written agreement of the parties, a material breach which is not cured within 30 days of notice thereof, if Professor Ke no longer conducts the research under the Agreement and a successor acceptable to both parties is not available, or in the event of an unauthorized assignment of the Company's rights and obligations under the Agreement.

License Agreement with Ariel

On December 14, 2016, the Company entered into a license and research funding agreement (the "License Agreement") with Ariel under which the Company paid Ariel $100,000 to fund research for 12 months (with an option to extend such research financing and research period). In consideration therefor, the Company received an exclusive worldwide royalty-bearing license in Ariel patents and know-how to develop and commercialize products based on or incorporating coral-based conditioned medium for neuronal tissue regeneration and/or repair, resulting from Ariel's research or technology or the Company's research funding in accordance with milestones set forth in the Agreement.

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

Upon the earliest occurrence of (i) an underwritten public offering with proceeds of at least $25 million, (ii) the consolidation, merger or reorganization, or (iii) the sale of all or substantially all of its shares or assets of the Company or its affiliates, the Company is required to issue to Ariel an immediately exercisable warrant for that number of shares equal to 4% of the issued and outstanding shares of the Company at the time of issuance (the “Ariel Warrant”). The License Agreement also provides that the Company register shares exercised pursuant to the warrant by Ariel within 6 months of a request by Ariel by either "piggyback" or a demand registration.

The Company and Ariel entered into Addendum #1, effective December 13, 2017 (the "Addendum") to the License Agreement pursuant to which Ariel was permitted to exercise a portion of the Ariel Warrant On December 13, 2017, the Company issued 119,950 shares of common stock to Ariel, representing 1% of the issued and outstanding shares of the Company on such date. The right to the balance of the shares subject to the Ariel Warrant remains subject to the terms of the License Agreement and the occurrence of an Exit Event (as described in the License Agreement). In addition, the Addendum provides that Ariel may not request a demand registration until the balance of the shares subject to the Ariel Warrant is exercised.

The issuance of shares upon exercise of the balance of the Ariel Warrant in the future will result in dilution to the interests of other stockholders.

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

On March 6, 2018, the Company entered into an additional service agreement with Ariel for the services of Professor Gadi Turgeman and his neurobiology research team in their lab pursuant to which the Company paid Ariel $20,580 on each of March 19, 2018 and August 22, 2018.

Business Description

Traumatic brain injury ("TBI") is a severe form of neuronal damage caused by powerful head impacts. Patients can experience transient symptoms, profound disability or death. TBI is generally caused by violent acts, motor vehicle accidents, falls and sports-related concussions.

TBI can be caused by penetrating injuries, in which an object pierces the skull and directly damages the brain, or non-penetrating blows that push the brain against the skull, inflicting neuronal damage, commonly referred to as concussions.

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

Our Mission and Product Candidates

Our mission is to develop and license novel stem cell synthetic hydrogel-based solutions and systems to repair and regenerate neuronal damage. We are focused on finding a treatment for TBI. We believe that to repair TBIs, each injured site must receive a continuous flow of neuro-protective and neuro-regenerative agents in order to prevent further neuronal damage and have the potential to stimulate neurons to migrate to the injury site, regrow axonal processes and regenerate brain tissue.

Research by the Company is currently on course with internally established timelines. The Company has also been conducting research under the Sponsored Research Agreement with Professor Chenfeng Ke of the Chemistry Department at Dartmouth to develop innovative 3D printable, biocompatible advanced materials. The Company is working to produce and deliver a proprietary modified stem cell system that would be implanted at the target site and will induce neuronal recovery and/or slowdown of degenerative damage.

To date, we have identified two product candidates, QS100TM for treating penetrating brain injuries and QS200TM, for treating concussions and other diffused axonal injuries. Both QS100TM and QS200TM integrate proprietary, modified mesenchymal stem cells and smart synthetic material. QS100TM uses an injury specific, 3D printable, implantable MSCs-synthetic compound to treat penetrating brain injuries (such as gunshot wounds, motor vehicle accidents and falls) and QS200TM uses an injectable MSCs-synthetic compound to treat diffused injuries commonly referred to as concussions.

QS100TM has demonstrated astrogliosis inhibition and induction of neuronal differentiation in an in-vivo animal experiments penetrating injury animal model. QS200TM research is near completion with further pre-clinical experiments scheduled to determine its efficacy for concussions and diffused brain injuries.

We believe that our latest advances provide a superior stem cells/synthetic hydrogel integration which will enable the unleashing of a precise, effective and controlled delivery of our proprietary MSCs.

While our research is progressing, there can be no assurance however that the research in which we are engaged will continue to progress or be successful in achieving its goals.

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

Market Competition

The biotechnology and pharmaceutical industries are characterized by intense and rapidly changing competition to develop new technologies and proprietary products, and any product candidates that we successfully develop and commercialize will have to compete with existing therapies and new therapies that may become available in the future. We believe that our novel multi- disciplinary approaches and scientific expertise will enable us to produce and deliver a treatment by integrating proprietary, engineered MSCs, synthetic hydrogels, 3D printable implants, smart materials and a novel delivery system to reduce neuronal loss and functional impairment and possibly regenerate brain tissue and function for TBI patients which will provide us with competitive advantages. We face potential competition from many different sources, including larger and better-funded pharmaceutical, specialty pharmaceutical and biotechnology companies, as well as from academic institutions and governmental agencies and public and private research institutions that may develop potentially competitive products or technologies. To the extent that we develop product candidates for indications with larger patient populations, we expect to experience particularly intense competition from larger and better funded pharmaceutical and biotechnology companies. Any product candidate that we may develop will compete with such larger and better funded pharmaceutical and biotechnology companies, established drugs or solutions and new drug candidates being developed by others, that may currently be in clinical trials.

Currently there are no approved products for our two product candidates. We believe the key competitive factors that will affect the success of our product candidates, if approved, are likely to be their efficacy, safety, convenience of administration and delivery, price, the level of generic competition and the availability of reimbursement from government and other third-party payors.

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

Intellectual Property

Our intellectual property is critical to our business and we will strive to protect it, including by seeking, obtaining and maintaining patent protection for our product candidates, novel discoveries and technology, including new targets and applications, and other inventions that are important to our business. We also rely on trademarks, trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain our proprietary position.

Pursuant to the License Agreement, the Company has an exclusive, worldwide, royalty bearing license in Ariel patents and know-how for the development and commercialization of products based on or incorporating coral-based conditioned medium for neuronal tissue regeneration and/or repair, resulting from Ariel's research or technology or the Company's research funding. Under the License Agreement, Ariel will be responsible for the preparation, filing, prosecution and protection of the Ariel patents. Such preparation shall be done in consultation with the Company, provided expenses in excess of $1,000 will require Company pre-approval. The Company shall reimburse Ariel for all documented patent-related expenses.

On January 9, 2017, Ariel filed with the U.S. Patent and Trademark Office (the “USPTO”) a U.S. provisional patent application related to neural cell development research entitled “Methods, compositions and devices related to neural cell development”. Ariel refiled such provisional patent application on January 15, 2018 and January 17, 2019. A U.S. provisional patent application provides the means to establish an early effective filing date for a later filed nonprovisional patent application but does not mature into an issued patent unless the applicant files a regular non-provisional patent application within one year.

On April 9, 2018, the Company filed a provisional patent application with the USPTO entitled 'Techniques for Promoting Neuronal Recovery” and on January 22, 2019, filed a second application that included further technological developments and data.

The Company intends to file additional patents as research increases in order to protect its intellectual property.

On March 26, 2018, the Company exercised its exclusive option to negotiate a worldwide, royalty bearing, exclusive license with Dartmouth as it continues further evaluation and research for 3D printable materials in the field of human and animal health. During the option period, the Company agreed to use all commercially reasonable resources to evaluate the intellectual property and provide quarterly milestone reports and a commercialization plan upon exercise of the option. Pursuant to the Option Agreement, the Company agreed to finance the prosecution of patents by Dartmouth to protect its intellectual property.  Further, the Agreement provides for the payment by the Company of an option fee and certain license fees and royalty payments based upon the Company's product sales, as part of a final negotiated license agreement. The Company and Dartmouth are engaged in discussions to finalize terms of the license.

On November 15, 2017, Dartmouth filed a utility patent application with the USPTO for “Mechanically Interlocked Molecules-Based Materials” for 3-D printing, which the Company financed by reimbursing Dartmouth for the patent filing costs.

We cannot guarantee that our pending patent applications, or any patent applications that we may in the future file or license from third parties, will result in the issuance of patents. We also cannot predict the scope of claims that may be allowed or enforced in our patents. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued, and its scope can be reinterpreted after issuance. Consequently, we may not be able to maintain adequate patent protection for any of our product candidates.

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

FDA Review, Clearance and Approval Process

In the US, an investigational new drug application ("IND") is required for nearly all new drugs or biologics entering clinical trials. The IND comprises three sections: chemistry and manufacturing controls ("CMC"), clinical study design, and nonclinical studies. The nonclinical studies section mainly concerns safety and toxicity in animals using the clinically intended route of administration and a product very similar, if not identical, to that which will be used in the clinic. This section typically includes a description of efficacy studies in relevant disease models. The CMC section pertains to manufacturing processes and quality control systems for ensuring consistency and the absence of potentially deleterious agents in the final product. Each of the sections of the IND must provide reviewers with a sufficient amount of detail to determine the potential safety of any product before allowing evaluation in humans.

The regulatory route for licensure of an eventual product based on MSCs will likely require a BLA as opposed to a New Drug Application ("NDA"), the latter which generally pertains to drugs of well-defined composition. Within the FDA there are two centers responsible for oversight and approval of new drugs, The Center for Biologics Evaluation and Research ("CBER") and the Center for Drug Evaluation and Research ("CDER"). Jurisdictional oversight of biologics generally falls to CBER: with important exceptions for less complex entities, such as monoclonal antibodies and recombinant proteins. Therefore, the complexity of MSCs whether wholly or partially fractioned, likely will place it under the review of CBER.

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

If a drug or biologic survives the clinical trials, an NDA or BLA is submitted to the FDA. An NDA or BLA contains all the preclinical and clinical information obtained during the testing phase. The application contains information on the chemical makeup and manufacturing process, pharmacology and toxicity of the compound, human pharmacokinetics, results of the clinical trials, and proposed labeling. An NDA can include experience with the product from outside the United States as well as external studies related to the drug.

After receiving an NDA or BLA, the FDA completes an independent review and makes its recommendations. The Prescription Drug User Fee Act of 1992 (“PDUFA”) was designed to help shorten the review time. This act allowed the agency to collect user fees from pharmaceutical companies as financial support to enhance the review process. The 1992 act specifies that the FDA reviews a standard drug or biologic application within 12 months and a priority application within 6 months. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs or BLAs, and the review process may be extended by FDA requests for additional information or clarification. Application for drugs or biologics similar to those on the market are considered standard, whereas priority applications represent drugs or biologics offering important advances in addition to existing treatments. If during the review the FDA staff feels there is a need for additional information or corrections, they will make a written request to the applicant. During the review process it is not unusual for the FDA to interact with the applicant staff.

Once the review is complete, the NDA or BLA might be approved or rejected. If the drug or biologic is not approved, the applicant is given the reasons why and what information could be provided to make the application acceptable. Sometimes the FDA makes a tentative approval recommendation, requesting that a minor deficiency or labeling issue be corrected before final approval. Once a drug or biologic is approved, it can be marketed.

Some approvals contain conditions that must be met after initial marketing, such as conducting additional clinical studies. For example, the FDA might request a post-marketing, or phase 4, study to examine the risks and benefits of the new drug or biologic in a different population or to conduct special monitoring in a high-risk population. Alternatively, a phase 4 study might be initiated by the sponsor to assess such issues as the longer-term effects of exposure, to optimize the dose for marketing, to evaluate the effects in pediatric patients, or to examine the effectiveness of the drug or biologic for additional indications. Post-marketing surveillance is important, because even the most well-designed phase 3 studies might not uncover every problem that could become apparent once a product is widely used. Furthermore, the new product might be more widely used by groups that might not have been well studied in the clinical trials, such as elderly patients. A crucial element in this process is that physicians report any untoward complications. The FDA has set up a medical reporting program called Medwatch to track serious adverse events. The manufacturer must report adverse reactions at quarterly intervals for the first 3 years after approval including a special report for any serious and unexpected adverse reactions.

Employees

As of March 22, 2019, we had three full-time employees and two part-time employees. In addition, our two executive officers, Jonah Meer and Ido Merfeld, who are our sole officers and directors, are responsible for the day-to-day operations of our company. We currently outsource all professional services to third parties in an effort to maintain lower operational costs.

Research and Development

During the years ended December 31, 2018 and 2017, we incurred research and development costs of $919,706 and $1,179,777, respectively.

Item 1A: Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company had a month-to-month lease for office space at 777 Brickell Avenue, Suite 500, Miami, Florida 33131 for $70 per month. As of March 15, 2019, the Company’s principal executive office is located at 50 Battery Place, #7T, New York, New York 10280 in space currently provided by the Company’s Chief Executive Officer at no cost. The Company believes that this space is adequate for its current needs.

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

	High	Low
2017
Third Quarter	$3.00	$1.00
Fourth Quarter	$3.00	$2.80
2018
First Quarter	$2.80	$2.00
Second Quarter	$2.50	$2.00
Third Quarter	$2.50	$1.90
Fourth Quarter	$3.90	$1.85

The last reported sales price of our common stock on the OTC pink sheets on March 18, 2019, the most recent trading date, was $1.20.

As of March 22, 2019, there were 39 stockholders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2018:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-		-	-

Equity compensation plans not approved by security holders (1)	1,615,000	(2)	$1.97	-

______________

(1) On December 14, 2016, the Board adopted the Plan as described in Item 10 of this Annual Report on Form 10-K. 10,000,000 shares are reserved for issuance under the Plan.

(2) Represents (i) five-year options granted to each of Jonah Meer and Ido Merfeld to purchase (x) 300,000 shares of common stock at $2.00 per share exercisable on December 4, 2018 and (y) 325,000 shares of common stock at $2.00 per share exercisable on December 10, 2018, (ii) three-year options to purchase an aggregate of 20,000 shares of common stock at $2.00 per share granted to each of Motti Ratmansky and Albert Pinhasov, each a Science Advisor, (iii) three-year options to purchase an aggregate of 30,000 shares of common stock at $0.40 per share to Yitshak Francis, a Science Advisor, (iv) three-year options to purchase an aggregate of 30,000 shares of common stock at $2.00 per share to Chenfeng Ke, a Science Advisor, (v) three-year options to purchase an aggregate of 20,000 shares of common stock at $2.00 per share to Igor Korman, a Science Advisor, (vi) three-year options to purchase 100,000 shares of common stock at $2.00 to Matanel Tfilin, our Head of Stem Cell Research (vii) a five-year option to purchase 145,000 shares of common stock at $2.00 per share exercisable on December 10, 2018 to Liat Hammer, our Director of Research and Development as set forth in Note 7 to the financial statements under Item 8 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

Except as set forth below, there were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company.

On December 26, 2018 we sold 22,728 shares our common stock to an accredited investor for $25,000 pursuant to a subscription agreement.

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

The management's discussion and analysis of our financial condition and results of operations are based upon our audited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, the audited financial statements and related notes elsewhere in this Annual Report on Form 10-K.

Plan of Operation

We have not generated any revenue from the sales of products.

To date, we have identified two product candidates. We have completed an in-vivo efficacy experiment with QS100TM for treating penetrating brain injuries in an animal model that was successful in substantiating our theories and practices regarding cell regeneration. We have begun animal in-vivo efficacy experiments with QS200TM for treating concussions and other diffused axonal injuries.

In the next 12 months, we currently plan on completing development of our product candidates. This will require us to continue working with Dartmouth under the Sponsored Research Agreement in our development of innovative 3D printable biocompatible advanced materials and stem cell delivery techniques. At our research facilities located in Ariel’s labs our Stem Cells Team will continue development of our proprietary, neuro-regenerative MSC lines. Upon completion of the development of our product candidates we will begin testing for efficacy. This will require us to establish an Efficacy Team, in preparation to reach clinical trials.

As our research progresses, if and when we achieve functional supporting results, the Company intends to file for additional patents.

We will continue exploring sources of additional debt and equity financings as well as available grants.

There is substantial doubt that we can continue as an on-going business unless we obtain additional capital to pay our expenditures. We do not currently have sufficient resources to accomplish all of the conditions necessary for us to generate revenue.

Results of Operations

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future.

Operating Expenses

For the years ended December 31, 2018 and December 31, 2017:

	For the Year ended December 31,
	2018	2017
Operating expenses:
Research and development expenses	$919,706	$1,179,777
Professional fees	44,147	22,429
General and administrative expenses	2,941,092	200,939
Total operating expenses	$3,904,945	$1,403,145

Total operating expenses for the year ended December 31, 2018 were $3,904,945 compared to $1,403,145 for the year ended December 31, 2017. Operating expenses for the year ended December 31, 2018 consisted of research and development expenses of $919,706, which included  $592,019  in stock based compensation for stock options issued to certain of our Scientific Advisors and employees which vested during the current fiscal year as compared to operating expenses for the year ended December 31, 2017 which consisted of research and development expenses of $1,179,777, including  $1,147,860  in stock based compensation for stock awards issued to certain of our Scientific Advisors and the value of milestone stock awards issued to Ariel in 2017. Professional fees were $44,147 for the year ended December 31, 2018, as compared to professional fees of $22,429 for the year ended December 31, 2017, which consisted primarily of legal and accounting fees. General and administrative expenses totaled $2,941,092 for the year ended December 31, 2018 which consisted primarily of $2,851,011 in stock based compensation related to stock options and stock awards granted to officers and consultants, marketing fees of $56,879 and travel expenses of $13,077 as compared to general and administrative expenses of $200,939 for the year ended December 31, 2017 which consisted of $135,529 in stock-based compensation associated with the issuance of stock options to certain members of our Scientific Advisory board as well as two officers, and advertising and marketing fees of $28,481, as well as other general office expenses.

Other expenses

Other expenses for the year ended December 31, 2018 were $26,083 which included interest expense on the Company’s convertible notes of $2,011 and accretion of the debt discount related thereto totaling $18,335, as well as the loss on the associated derivative liability over the period of $5,737 as compared to $20,295 for the year ended December 31, 2017 which included accrued interest expense on the Company's convertible notes of $1,123 and accretion of the debt discount related thereto totaling $13,082, as well as the loss on the associated derivative liability over the period of $6,090.

Statement of Cash Flows

The following table summarizes our cash flows for the period presented:

	For the Year ended December 31,
	2018	2017
Net cash provided (used by) operating activities	$(488,905)	$(121,927)
Net cash provided from (used by) investing activities	-	-
Net cash provided from financing activities	575,000	24,452
Increase (decrease) in cash and cash equivalents	$86,095	$(97,475)

During the year ended December 31, 2018, our net cash increased by $86,095 as compared to a decrease in cash for the year ended December 31, 2017 of $97,475.

Cash Used in Operating Activities

Cash used in operating activities for the year ended December 31, 2018 totaled $488,905 as compared to cash used in operating activities for the year ended December 31, 2017 of $121,927.

Adjustments for various non-cash items for the year ended December 31, 2018, included $178,000 in stock awards for certain consulting and business advisory services , $592,019 related to stock options granted to Scientific Advisory Board members, as well as $2,673,011 related to stock options granted to officers, accretion of the debt discount of $18,335 and a change in derivative liabilities of $5,737, as compared to adjustments for the year ended December 31, 2017 which included stock awards issued to Scientific Advisory Board members of $812,000,  shares issued to Ariel for the achievement of certain milestone pursuant to the License Agreement valued at $335,860, stock options granted to officers and consultants totaling $135,029, accretion of the debt discount of $13,082 and a change in derivative liabilities of $6,090.

Cash Provided by Investing Activities

There was no cash provided by investing activities for the years ended December 31, 2018 and December 31, 2017.

Cash Provided by Financing Activities

During the year ended December 31, 2018, financing activities provided cash of $575,000 which consisted of proceeds from private placements during the year. During the year ended December 31, 2017 financing activities provided cash of $24,452 which consisted of $32,000 in proceeds from private placements, $15,000 in proceeds from convertible notes, offset by financing costs of $22,548 associated with the filing of our registration statement on Form S-1.

Liquidity and Capital Resources

As of December 31, 2018, we had cash of $143,862. We are in the early stage of development and have experienced net losses to date and have not generated revenue from operations which raises substantial doubt about our ability to continue as a going concern. There are a number of conditions that we must satisfy before we will be able to commercialize potential products and generate revenue, including successful development of product candidates, which includes clinical trials, FDA approval, demonstration of effectiveness sufficient to generate commercial orders by customers, establishing production capabilities as well as effective marketing and sales capabilities for our product. We do not currently have sufficient resources to accomplish any of these conditions necessary for us to generate revenue and currently expect to incur increasing operating expenses. We will require substantial additional funds for operations, the service of debt and to fund our business objectives. We will have to continue to rely on equity and debt financing. There can be no assurance that financing, whether debt or equity, will always be available to us in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms favorable to us.

The Company raised an aggregate of $281,000 between November 2, 2016 and January 27, 2017 from 37 accredited investors and an aggregate of $575,000 during 2018 from accredited investors in private placement offerings under Regulation D and Regulation S under the Securities Act of 1933, as amended, respectively. The Company raised an additional $40,000 from accredited investors in private offerings in 2019. However, without additional financing, we do not believe our resources will be sufficient to meet our operating and capital needs beyond the second quarter of 2019.

Off Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

Critical Accounting Policies

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in the Notes to our Financial Statements.  Refer to Note 2 of the Financial Statements included herein.

Research and Development Costs: The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, “Research and Development”. Research and development costs were $919,706 for the year ended December 31, 2018. Research and development costs were $1,179,777 for the year ended December 31, 2017, inclusive of stock-based compensation cost.

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

Recent Accounting Pronouncements

Except as set forth below, recent accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) (including its EITF), the American Institute of Certified Public Accountants and the Securities and Exchange Commission (“SEC”) did not or are not believed by management to have a material effect on the Company’s present or future financial statements.

In June 2018, an accounting update was issued by FASB to simplify the accounting for nonemployee share-based payment transactions resulting from expanding the scope of ASC Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. An entity is required to apply the requirements of ASC Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments in the accounting update specify that ASC Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that ASC Topic 718 does not apply to share-based payments used to effectively provide (1) financing to an issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC Topic 606, Revenue from Contracts with Customers. The amendments in this accounting update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of ASC Topic 606.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Qrons Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Qrons Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Qrons Inc. (the Company) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has no operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2016.

Pinnacle Accountancy Group of Utah

Farmington, Utah

March 21, 2019

QRONS INC.

BALANCE SHEETS

	December 31, 2018	December 31, 2017

ASSETS
Current assets
Cash and cash equivalents	$143,862	$57,767
Prepaid expenses	51,985	15,812
Total current assets	195,847	73,579

TOTAL ASSETS	$195,847	$73,579

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	$23,324	$14,141
Accounts payable and accrued liabilities – related party	3,421	1,410
Convertible note – related party, net of debt discount	25,000	6,665
Derivative liabilities	36,827	31,090
Total current liabilities	88,572	53,306

Total liabilities	88,572	53,306

Stockholders' equity
Series A Preferred Shares: $0.001 par value, authorized 10,000; 2,000 shares issued and outstanding	2	2
Common stock, $0.0001 par value: shares authorized 100,000,000; 12,872,309 and 12,404,910 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	1,287	1,240
Additional Paid-in Capital	5,629,694	1,611,711
Accumulated deficit	(5,523,708)	(1,592,680)
Total stockholder's equity	107,275	20,273
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$195,847	$73,579

The accompanying notes are an integral part of these financial statements.

QRONS INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2018	2017

Net sales	$—	$—

Operating expenses:
Research and development expenses	919,706	1,179,777
Professional fees	44,147	22,429
General and administrative expenses	2,941,092	200,939
Total operating expenses	3,904,945	1,403,145

Income (loss) from operations	(3,904,945)	(1,403,145)

Other income (expense)
Interest expense	(20,346)	(14,205)
Change in derivative liabilities	(5,737)	(6,090)
Total Other income (expense)	(26,083)	(20,295)

Net (loss)	$(3,931,028)	$(1,423,440)

Net (loss) per common shares (basic and diluted)	$(0.31)	$(0.12)

Weighted average shares outstanding
Basic and diluted	12,770,845	11,657,791

The accompanying notes are an integral part of these financial statements.

QRONS INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Series A Preferred Shares		Common Stock		Additional Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2016	2,000	$2	11,424,000	$1,142	$319,468	$(169,240)	$151,372
Issuance of common stock for private placement	—	—	128,000	13	31,987	—	32,000
Financing costs associated with S-1	—	—	—	—	(22,548)	—	(22,548)
Warrants exercised associated with private placement	—	—	442,960	44	(44)	—	—
Warrants exercised associated with License and Research Funding Agreement	—	—	119,950	12	335,848	—	335,860
Shares issued for stock awards	—	—	290,000	29	811,971	—	812,000
Stock option granted to officers	—	—	—	—	106,029	—	106,029
Stock option granted to non-employees	—	—	—	—	29,000	—	29,000
Net loss for the year	—	—	—	—	—	(1,423,440)	(1,423,440)
Balance, December 31, 2017	2,000	2	12,404,910	1,240	1,611,711	(1,592,680)	20,273
Issuance of common stock for private placement	—	—	380,684	38	574,962	—	575,000
Warrants exercised associated with private placement	—	—	1,715	—	—	—	—
Shares issued for stock awards for business advisory services	—	—	10,000	1	27,999	—	28,000
Shares issued for services provided	—	—	75,000	8	149,992	—	150,000
Stock option granted to officers	—	—	—	—	2,673,011	—	2,673,011
Stock option granted to non-employees as research and development costs	—	—	—	—	152,626	—	152,626
Stock option granted to employees as research and development costs	—	—	—	—	439,393	—	439,393
Net loss for the year	—	—	—	—	—	(3,931,028)	(3,931,028)
Balance, December 31, 2018	2,000	$2	12,872,009	$1,287	$5,629,694	$(5,523,708)	$107,275

The accompanying notes are an integral part of these financial statements.

QRONS INC.

STATEMENTS OF CASH FLOWS

	For the Years ended December 31,
	2018	2017
Cash Flows From Operating Activities
Net loss	$(3,931,028)	$(1,423,440)
Adjustments to reconcile net loss to net cash provided from (used by) operating activities:
Stock options recorded as research and development expense	592,019	812,000
Stock awards recorded as advisory and consulting services	178,000	—
Shares issued as research and development expense	—	335,860
Stock options granted and recorded as administrative expenses	2,673,011	135,029
Accretion of debt discount	18,335	13,082
Change in derivative liabilities	5,737	6,090
Changes in operating assets and liabilities:
Prepaid expenses	(36,173)	(15,812)
Accounts payable and accrued liabilities	9,183	13.854
Accounts payable and accrued liabilities, related party	2,011	1,410
Net cash provided (used by) operating activities	(488,905)	(121,927)

Cash Flows From Investing Activities
Net cash provided from (used by) investing activities	—	—

Cash Flows From Financing Activities
Proceeds from convertible note	—	15,000
Proceeds from private placement	575,000	32,000
Financing costs	—	(22,548)
Net cash provided from financing activities	575,000	24,452

Increase (decrease) in cash and cash equivalents	86,095	(97,475)

Cash at beginning of year	57,767	155,242
Cash at end of year	$143,862	$57,767

SUPPLEMENTAL DISCLOSURES
Interest paid	$—	$—
Income taxes paid	$—	$—

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
Derivative liability associated with debt discount	$—	$25,000

The accompanying notes are an integral part of these financial statements.

QRONS INC.

NOTES TO FINANCIAL STATEMENTS

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

The Company is a preclinical stage biotechnology company developing advanced stem cell-synthetic hydrogel-based solutions to combat neuronal injuries and achieve a breakthrough in the treatment of traumatic brain injuries ("TBIs"), for both concussions and penetrating injuries, an unmet medical need.  We believe that our approach is pushing the boundaries of science by using the latest advances in molecular biology and chemistry. The Company collaborates with universities and scientists in the fields of regenerative medicine, tissue engineering and 3D printable hydrogels to develop a treatment that integrates proprietary, engineered mesenchymal stem cells (“MSCs”), synthetic hydrogels, 3D printable implant, smart materials and a novel delivery system.

On March 15, 2019, the Company relocated its principal executive office from Miami, Florida to 50 Battery Place, #7T, New York, New York 10280.

Ariel Agreements

On December 14, 2016, the Company entered into a license and research funding agreement ("License Agreement") with Ariel Scientific Innovations Ltd., formerly known as Ariel University R&D Co., Ltd., a wholly owned subsidiary of Ariel University, based in Ariel, Israel ("Ariel"). Under the terms of the License Agreement, for certain agreed cash consideration, the Company received an exclusive worldwide royalty- bearing license in Ariel patents and know-how to develop and commercialize products based on or incorporating conditioned medium for neuronal tissue regeneration and/or repair, resulting from Ariel's research or technology or the Company's research funding in accordance with milestones set forth in the agreement.

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

On December 12, 2018, the Company further amended the Services Agreement with Ariel to extend the term thereof for an additional twelve-month period until December 14, 2019. All other terms and conditions of the Services Agreement not amended remain in effect.

QRONS INC.

NOTES TO FINANCIAL STATEMENTS

Note 1 – Description of Business and Basis of Presentation (continued)

Dartmouth Agreements

On October 17, 2017, the Company entered into an Option Agreement (the "Option Agreement") with the Trustees of Dartmouth College (“Dartmouth”) which provides for, among other things, the grant to the Company of a one-year exclusive option to negotiate a worldwide, royalty bearing, exclusive license with Dartmouth for 3D printable materials in the field of human and animal health. During the option period, the Company agreed to use all commercially reasonable resources to evaluate the intellectual property and provide quarterly milestone reports and a commercialization plan upon exercise of the option. Pursuant to the Option Agreement, the Company agreed to finance the prosecution of patents by Dartmouth to protect its intellectual property.  Further, the Option Agreement provides for the payment by the Company of an option fee and certain license fees and royalty payments based upon the Company's product sales, as part of a final negotiated license agreement. The Company exercised its option on March 26, 2018 to negotiate definitive license terms, as it continues further evaluation and research.

On July 12, 2018, the Company entered into a one-year sponsored research agreement (the "Sponsored Research Agreement"), with Dartmouth pursuant to which the Company will support and fund the cost of research conducted by Dartmouth of mutual interest to the parties in accordance with the terms of the Sponsored Research Agreement.  Intellectual property invented or developed solely by a party shall be owned by such party and intellectual property jointly invented or developed shall be jointly owned.  Dartmouth shall retain an irrevocable worldwide right to use intellectual property owned by it resulting from its research under the Sponsored Research Agreement on a non-exclusive royalty-free basis for research and education purposes.

The Sponsored Research Agreement may be terminated earlier than one year upon written agreement of the parties, a material breach which is not cured within 30 days of notice thereof, if Professor Ke no longer conducts the research under the Sponsored Research Agreement and a successor acceptable to both parties is not available, or in the event of an unauthorized assignment of the Company's rights and obligations under the Sponsored Research Agreement.

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

Research and Development Costs: The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, "Research and Development". Research and development costs were $919,706 for the year ended December 31, 2018. Research and development costs were $1,179,777 for the year ended December 31, 2017, inclusive of stock-based compensation cost.

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred. The Company incurred $56,879 and $28,481 in advertising and marketing costs during the years ended December 31, 2018 and 2017, respectively.

QRONS INC.

NOTES TO FINANCIAL STATEMENTS

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

The following table provides a summary of the fair value of the Company’s derivative liabilities as of December 31, 2018 and December 31, 2017:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of December 31, 2018:
Liabilities
Derivative liabilities	$-	$-	$36,827

As of December 31, 2017:
Liabilities
Derivative liabilities	$-	$-	$31,090

QRONS INC.

NOTES TO FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

Warrants: The Company accounts for common stock warrants in accordance with applicable accounting guidance provided in ASC Topic 815 "Derivatives and Hedging – Contracts in Entity's Own Equity" (ASC Topic 815), as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement.  For warrants classified as equity instruments the Company applies the Black Scholes model.   Presently all warrants issued and outstanding are accounted for using the equity method.

Income taxes: The Company has adopted ASC Topic 740 – "Income Taxes" ASC Topic 740 which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

Potential common stock consists of the incremental common stock issuable upon the exercise of common stock warrants (using the if-converted method), convertible notes, classes of shares with conversion features, and stock awards and stock options. The computation of basic loss per share for the years ended December 31, 2018 and 2017 excludes potentially dilutive securities of underlying share purchase warrants, convertible notes, stock options and preferred shares, because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted.

The table below reflects the potentially dilutive securities at each reporting period which have been excluded from the computation of diluted net loss per share:

	December 31, 2018	December 31, 2017
Stock purchase warrants	52,000	54,000
Research Warrants at 3% of issued and outstanding shares	386,170	372,147
Convertible Notes	27,864	18,864
Series A Preferred shares	700	700
Stock options vested	1,486,670	13,334
Stock options not yet vested	128,330	656,666
Stock award not yet vested	-	290,000
Total	2,081,734	1,405,711

QRONS INC.

NOTES TO FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements: Recent accounting pronouncements, other than below, issued by the Financial Accounting Standards Board (“FASB”), (including its EITF, the AICPA and the SEC, did not or are not believed by management to have a material effect on the Company's present or future financial statements.

In June 2018, an accounting update was issued by FASB to simplify the accounting for nonemployee share-based payment transactions resulting from expanding the scope of ASC Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of ASC Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that ASC Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that ASC Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC Topic 606, Revenue from Contracts with Customers. The amendments in this accounting update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of ASC Topic 606.

Note 3 – Going Concern

The Company has experienced net losses to date, and it has not generated revenue from operations.  While the Company raised proceeds during 2018, it does not believe its resources will be sufficient to meet its operating and capital needs beyond the second quarter of 2019. The Company expects it will require additional capital to fully implement the scope of its proposed business operations, which raises substantial doubt about its ability to continue as a going concern.  The Company will have to continue to rely on equity and debt financing. There can be no assurance that financing, whether debt or equity, will always be available to the Company in the amount required at any particular time or for any particular period or, if available, that it can be obtained on favorable terms.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amount and classification of liabilities that might cause results from this uncertainty.

Note 4 – Convertible Note – Related Party and Derivative Liabilities

On September 1, 2016, the Company entered into a convertible debenture agreement with CubeSquare, LLC ("CubeSquare"), of which its Chief Executive Officer is the managing partner and its President is a 25% owner. The Company received proceeds of $10,000 during fiscal 2016 ("Note 1"). The note bears interest at 8% per annum and was due on September 1, 2017. Interest accrues from September 1, 2016 and is payable on maturity. Interest is payable, at the lender's option, in cash or common stock. Any portion of the loan and unpaid interest is convertible at any time at the option of the lender into shares of common stock of the Company at a conversion price of the greater of (i) $0.0625 per share if the Company's shares are not trading on a public market and; (ii) in the event the Company's shares are listed for trading on a public market, the conversion price shall be equal to a 50% discount to  the average of the five  lowest trading prices during the previous twenty trading days prior to the date of the notice of conversion from the lender.

On September 28, 2017 the Company and CubeSquare amended Note 1 to extend the maturity date from September 1, 2017 to September 1, 2018 and on September 9, 2018, the Company further amended Note 1 to extend the maturity date to September 1, 2019, under the same terms and conditions.

QRONS INC.

NOTES TO FINANCIAL STATEMENTS

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

The carrying value of these convertible notes is as follows:

	December 31, 2018	December 31, 2017
Face value of certain convertible notes	$25,000	$25,000
Less: unamortized discount	-	(18,335)
Carrying value	$25,000	$6,665

Amortization of the discount over the years ended December 31, 2018 and 2017 totaled $18,335 and $13,082, respectively, which amounts have been recorded as interest expense.

As a result of the application of ASC No. 815 in the periods ended December 31, 2018 and December 31, 2017 the fair value of the conversion feature is summarized as follows:

Balance at December 31, 2016	$-
Derivative addition associated with convertible notes	25,000
Loss on change in fair value	6,090
Balance at December 31, 2017	31,090
Derivative addition associated with convertible notes	-
Change in fair value	5,737
Balance at December 31, 2018	$36,827

The fair value at the commitment and re-measurement dates for the Company's derivative liabilities were based upon the following management assumptions as of December 31, 2018 and commitment date:

	Commitment Date	December 31, 2018	December 31, 2017
Expected dividends	0	0	0
Expected volatility	101% ~103%	64% ~ 65%	110% ~ 115%
Expected term	0.92 ~ 1 year	0.67 ~0.74 year	0.67 ~0.74 year
Risk free interest rate	1.33%	2.60%	1.53% ~ 1.65%

QRONS INC.

NOTES TO FINANCIAL STATEMENTS

Note 5 – License and Research Funding Agreements

On December 14, 2016, the Company entered into the License Agreement with Ariel under which the Company paid Ariel $100,000 to fund research for 12 months (with an option to extend such research financing and research period). In consideration therefore, the Company received an exclusive worldwide royalty-bearing license in Ariel patents and know-how to develop and commercialize products based on or incorporating coral-based conditioned medium for neuronal tissue regeneration and/or repair, resulting from Ariel's research or technology or the Company's research funding in accordance with milestones set forth in the Agreement.

In addition, upon the occurrence of an Exit Event (as defined in the License Agreement) of the Company or of any affiliate commercializing the products, the Company is obligated to issue to Ariel an immediately exercisable warrant for that number of shares equal to 4% of the issued and outstanding shares of the Company at the time of issuance.

The Company and Ariel entered into Addendum #1 to the License Agreement, effective December 13, 2017 (the "Addendum") pursuant to which Ariel was permitted to exercise a portion of the warrant granted pursuant to the License Agreement. On December 13, 2017, the Company issued 119,950 shares of common stock to Ariel, representing 1% of the issued and outstanding shares of the Company on such date, and valued at $335,860. The right to the balance of the shares subject to the warrant remains subject to the terms of the License Agreement and the occurrence of an Exit Event (as described in the License Agreement). In addition, the Addendum provides that Ariel may not request a demand registration until the balance of the shares subject to the warrant is exercised.

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

In lieu of extending the research financing and research period under the License Agreement with Ariel beyond the initial 12 months, on December 14, 2017, the Company entered into the Services Agreement pursuant to which a team at Ariel University under the direction of Professor Danny Baranes will conduct molecular biology research activities involving the testing of scaffold materials for the Company. As compensation for such services, the Company paid Ariel (i) $17,250 on December 19, 2017 and an additional $17,250 on April 26, 2018.  On April 12, 2018, the Services Agreement was amended to provide for the payment by the Company of an additional monthly fee, commencing March 2018, of up to 8,000 Israeli shekels as compensation for additional costs which the Company may request.

On March 6, 2018, the Company entered into an additional service agreement with Ariel for the services of Professor Gadi Turgeman and his neurobiology research team in their lab pursuant to which the Company paid Ariel $20,580 on each of March 19, 2018 and August 22, 2018.

QRONS INC.

NOTES TO FINANCIAL STATEMENTS

Note 5 – License and Research Funding Agreements (continued)

The Services Agreement and first amendment thereto, dated April 12, 2018 were previously filed with the SEC with the Company's Current Reports on Form 8-K on December 15, 2017 and April 16, 2018, respectively.

On December 12, 2018, the Company further amended the Services Agreement (the "Second Amendment") with Ariel to extend the term thereof for an additional twelve-month period until December 14, 2019. The Second Amendment also provides that the Company pay Ariel $17,250 within 30 days of the date of the Amendment and an additional $17,250 on or before May 1, 2019. All other terms and conditions of the Services Agreement not amended remain in effect.

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

Note 6 – Commitments

(1)	Service Agreement with Ariel Scientific Innovations Ltd.

On December 14, 2017, the Company entered into the Services Agreement pursuant to which a team at Ariel under the direction of Prof. Danny Baranes will conduct molecular biology research activities involving the testing of implant materials for the Company. As compensation for the services provided, the Company will pay Ariel (i) $17,250 within five business days of the execution of the Services Agreement, and (ii) $17,250 by May 1, 2018.

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

On April 12, 2018, the Services Agreement was amended to provide for the payment by the Company of an additional monthly fee, commencing March 2018, of up to $2,130 (8,000 Israeli shekels) as compensation for additional costs which the Company may request. During the year ended December 31, 2018, the Company paid $16,935 for these additional costs.

On December 12, 2018, the Company further amended the Services Agreement with Ariel (the "Second Amendment") to extend the term thereof for an additional twelve-month period until December 14, 2019. The Second Amendment also provides that the Company pay Ariel $17,250 within 30 days of the date of the Amendment and an additional $17,250 on or before May 1, 2019. All other terms and conditions of the Services Agreement not amended remain in effect.

During the year ended December 31, 2018 and December 31, 2017, $33,781 and $1,438 were expensed, respectively, and the remaining $16,531 (December 31, 2017 - $15,812), which amount is reflected on the Company's balance sheets as prepaid expenses, will be expensed in a subsequent period.

QRONS INC.

NOTES TO FINANCIAL STATEMENTS

Note 6 – Commitments (continued)

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

During the year ended December 31, 2018, $41,160 was paid and recorded as prepaid expenses, of which $34,300 was expensed in the year ended December 31, 2018, and the remaining $6,860 will be expensed in a subsequent period.

(3)	Science Advisory Board Member Consulting Agreements (the "Agreements")

As part of its ongoing program of research and development, the Company has retained distinguished scientists and other qualified individuals to advise the Company with respect to its technology and business strategy and to assist it in the research, development and analysis of the Company's technology and products. In furtherance thereof, the Company has retained certain Advisors as members of its Scientific Advisory Board as described below, and the Company and Advisors have entered into agreements with the following terms and conditions:

-

Scientific Advisory Board and Consulting Services - Advisor shall provide general consulting services to Company (the "Services") as a member of its Scientific Advisory Board ("SAB"). As a member of the SAB, Advisor agrees to provide the Services as follows: (a) attending meetings of the Company's SAB; (b) performing the duties of a SAB member at such meetings, as established from time to time by the mutual agreement of the Company and the SAB members, including without limitation meeting with Company employees, consultants and other SAB members, reviewing goals of the Company and assisting in developing strategies for achieving such goals, and providing advice, support, theories, techniques and improvements in the Company's scientific research and product development activities; and (c) providing consulting services to Company at its request, including a reasonable amount of informal consultation over the telephone or otherwise as requested by Company. Advisor's consultation with Company will involve services as scientific, technical and business advisor to the Company and its management with respect to neuronal injuries and neuro degenerative diseases.

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

QRONS INC.

NOTES TO FINANCIAL STATEMENTS

Note 6 – Commitments (continued)

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

On June 23, 2018, the Company gave notice of rescission of the agreement to such firm and requested the return of the consulting fee paid and the 75,000 shares of common stock. As a result, the Company has not recorded any fees for services rendered past June 23, 2018.  A total of $10,000 representing April 2018 and May 2018 monthly consulting fees is reflected in the statement of operations and a total of $150,000, the fair market value of the issued shares, was expensed on issue. As at the date of this report no fees or shares have been recovered.

(6)	Sponsored Research Agreement

On July 12, 2018, the Company entered into the Sponsored Research Agreement with Dartmouth pursuant to which the Company will support and fund the cost of research conducted by Dartmouth of mutual interest to the parties in accordance with the Agreement.  Intellectual property invented or developed solely by a party shall be owned by such party and intellectual property jointly invented or developed shall be jointly owned.  Dartmouth shall retain an irrevocable worldwide right to use intellectual property owned by it resulting from its research under the Agreement on a non-exclusive royalty-free basis for research and education purposes. The Company funded $36,293 on August 20, 2018 and funded an additional $18,147 on December 17, 2018 and is required to fund an additional $18,146 by June 1, 2019.

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

During the year ended December 31, 2018, $54,440 was paid and recorded as prepaid expenses, of which $27,220 was expensed in the year ended December 31, 2018, and the remaining $27,220 will be expensed in a subsequent period.

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

QRONS INC.

NOTES TO FINANCIAL STATEMENTS

Note 7 – Stock Plan (continued)

Stock Awards:

On December 14, 2016, the Board awarded to each of Prof. Danny Baranes, a Science Advisor and Dr. Liat Hammer, a former Science Advisor, a total of 440,000 shares of common stock of which 150,000 shares vested on December 14, 2016 and 145,000 shares vested on December 14, 2017. The balance of 145,000 shares did not vest as the nature of such services in such capacities were no longer provided to the Company.

The value of the vested awards had been recorded as research and development expenses in the respective periods.  A total of 290,000 stock awards did not vest during the fourth quarter of fiscal 2018.

On January 23, 2018, the Company awarded 10,000 shares of its common stock to Mr. Hilman under its 2016 Stock Option and Stock Award Plan, which shares were fully vested and recorded as advisory services on issuance.

	For the years ended December 31,
	2018	2017
Number of shares vested in period	10,000	290,000
Fair market value per share	$2.80	$2.80
Stock based compensation recognized	$28,000	$812,000

Stock Options:

(a)	Stock Options granted to Science Advisors:

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

On August 15, 2018, under the 2016 Stock Option and Award Plan, the Board awarded a Science Advisor, the following three-year stock options: (i) an option to purchase 6,667 shares of common stock, exercisable on August 15, 2018 at an exercise price of $2.00 per share (ii) an option to purchase 6,667 shares of common stock exercisable on August 15, 2019 at an exercise price of $2.00 per share, and (iii) an option to purchase 6,666 shares of common stock exercisable on August 15, 2020 at an exercise price of $2.00 per share, provided the advisor is still providing services to the Company.

QRONS INC.

NOTES TO FINANCIAL STATEMENTS

Note 7 – Stock Plan (continued)

Stock Options: (continued)

(b)	Stock Options granted Employees:

On December 10, 2018, under the 2016 Stock Option and Award Plan, the Board granted an immediately exercisable five-year option to purchase an aggregate of 145,000 shares of common stock at an exercise price of $2.00 per share to an employee of the Company for services provided to the Company as a “replacement award” for the same number of shares which did not vest as described in Note 7-Stock Awards. Applying the accounting guidance contained in ASC 718-20 the issuance of the stock option and concurrent cancelation of a stock award of the same number of shares is considered a “replacement award” and the Company has determined and expensed the incremental cost of the replacement award in the amount of $54,840.

On December 10, 2018, under the 2016 Stock Option and Award Plan, the Board awarded an employee the following three-year stock options: (i) an option to purchase 33,334 shares of common stock, exercisable on December 10, 2018 at an exercise price of $2.00 per share (ii) an option to purchase 33,333 shares of common stock exercisable on December 10, 2019 at an exercise price of $2.00 per share, and (iii) an option to purchase 33,333 shares of common stock exercisable on December 10, 2020 at an exercise price of $2.00 per share, provided the advisor is still providing services to the Company.

During the year ended December 31, 2018 and December 31, 2017, total recognized compensation in respect of the above stock option compensation was $592,019 and $29,000, respectively, which amount has been allocated as advisory services as part of general and administrative expenses.

As of December 31, 2018, total unrecognized compensation remaining to be recognized in future periods totaled $198,088.

(c)	Stock Options granted to Officers:

On December 4, 2017, the Board granted five-year options to each of its two officers for the purchase of 300,000 shares of the common stock of the Company. The options have an exercise price of $2.00 and vest and become exercisable on December 4, 2018.

On December 10, 2018, the Board granted five-year options to each of its two officers for the purchase of 325,000 shares of the common stock of the Company. The options have an exercise price of $2.00 and are immediately exercisable.

During the year ended December 31, 2018 and December 31, 2017, total recognized compensation of $2,673,011 and $106,029, respectively, were recorded as general and administrative expenses.

As of December 31, 2018, total unrecognized compensation remaining to be recognized in future periods totaled $0.

The fair value of each option award above is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions at the measurement date(s):

Measurement date
Dividend yield	0%
Expected volatility	114.69 ~ 126.34%
Risk-free interest rate	1.79% ~ 2.68%
Expected life (years)	3 ~ 5
Stock Price	$2.00 ~ 2.80
Exercise Price	$0.40 ~ 2.00

QRONS INC.

NOTES TO FINANCIAL STATEMENTS

Note 7 – Stock Plan (continued)

A summary of the activity for the Company's stock options for the years ended December 31, 2018 and 2017, is as follows:

	December 31, 2018		December 31, 2017
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	670,000	$1.93	-	$-
Granted	945,000	$2.00	670,000	$1.93
Exercised	-	$-	-	$-
Canceled	-	$-	-	$-
Outstanding, end of period	1,615,000	$1.97	670,000	$1.93
Options exercisable, end of period	1,486,670	$1.98	13,334	$2.00
Options expected to vest, end of period	128,330	$1.81	656,666	$1.89
Weighted average fair value of options granted		$2.19		$2.36

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

There was a total of 2,000 shares of Series A Preferred Stock issued and outstanding as of December 31, 2018 and December 31, 2017.

QRONS INC.

NOTES TO FINANCIAL STATEMENTS

Note 8 – Capital Stock (continued)

Common Stock

Common Stock issuances during the year ended December 31, 2018

During the year ended December 31, 2018, the Company sold an aggregate of 380,684 shares of its common stock to investors and received aggregate proceeds of $575,000 pursuant to subscription agreements in private offerings. The proceeds will be used for research and general corporate purposes.

On January 23, 2018, the Company issued 10,000 shares for advisory services (Note 6(4)). The shares were valued at fair market value on the date of issuance for a total of $28,000 or $2.80 per share.

During the year ended December 31, 2018, the Company received a warrant exercise notice for a warrant to purchase 2,000 shares of common stock from a subscriber and issued 1,715 shares of common stock on a cashless exercise basis as per the cashless exercise formula contained in the warrant.

On April 23, 2018, the Company issued 75,000 shares of its common stock pursuant to an investor relations services agreement which was rescinded on June 23, 2018 (Note 6(5)). The shares were valued at the fair market value on the date of issuance for a total of $150,000, or $2.00 per share.

Common Stock issuances during the year ended December 31, 2017

On December 13, 2017, 119,950 shares were issued to Ariel upon the exercise of a warrant pursuant to the License Agreement (Note 5 – License and Research Funding Agreement). These shares were valued at $335,860 or $2.80 per share, based on fair market value, and the associated cost was recorded as research and development expenses.

On December 14, 2017, the Company issued 290,000 shares to two Scientific Advisors as a stock award, valued at $812,000, or $2.80 per share, based on fair market value, and recorded the associated cost as research and development expenses. (Note 7 – Stock Plan).

During the year ended December 31, 2017, the Company sold an aggregate of 128,000 shares of common stock to investors and received aggregate proceeds of $32,000 in private offerings. The proceeds of the offering will be used for research and general corporate purposes.

During the year ended December 31, 2017 the Company received warrant exercise notices for warrants to purchase an aggregate of 512,000 shares of common stock from various subscribers and issued a total of 442,960 shares of common stock on a cashless exercise basis as per the cashless exercise formula in the warrant.

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

QRONS INC.

NOTES TO FINANCIAL STATEMENTS

Note 8 – Capital Stock (continued)

Share Purchase Warrants (continued)

As of December 31, 2018, and December 31, 2017, the following common stock purchase warrants were outstanding:

	Warrants (1)		Weighted Average Exercise Price
Outstanding – December 31, 2016	502,000		$0.40
Granted	64,000		0.40
Forfeited/Canceled	-		-
Exercised	512,000	(2)	0.40
Outstanding – December 31, 2017	54,000		0.40
Granted	-		-
Forfeited/Canceled	-		-
Exercised	2,000	(3)	0.40
Outstanding – December 31, 2018	52,000		$0.40

(1) Each two shares of common stock purchased under the private placement provides for one warrant to acquire an additional share of common stock together with the payment of $0.40.

(2) During the year ended December 31, 2017, investors exercised warrants to purchase an aggregate of 512,000 shares of common stock and received 442,960 underlying shares for exercises on a cashless basis.

(3) During the year ended December 31, 2018, investors exercised warrants to purchase an aggregate of 2,000 shares of common stock and received 1,715 shares for exercises on a cashless basis.

Note 9 – Income Taxes

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) was enacted including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018., The Company is required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring its U.S. deferred tax assets and liabilities as well as reassessing the net realizability of its deferred tax assets and liabilities. The Company has remeasured its U.S. deferred tax assets at a statutory income tax rate of 21% during years ended December 31, 2017 and December 31, 2018

The income tax expense (benefit) consisted of the following for the years ended December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Total current	$-	$-
Total deferred	-	-
	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

QRONS INC.

NOTES TO FINANCIAL STATEMENTS

Note 9 – Income Taxes (continued)

The following is a reconciliation of the expected statutory federal income tax and state income tax provisions to the actual income tax benefit for the years ended December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Expected benefit at federal statutory rate	$825,500	298,900
Non-deductible expenses	(724,200)	(198,900)
Change in valuation allowance	(101,300)	(100,000)
	$-	$-

The Company had deferred income tax assets as of December 31, 2018 and 2017 as follows:

	December 31, 2018	December 31, 2017
Loss carryforwards	$1,137,380	$333,880
Less – stock based compensation	(933,600)	(210,600)
Less – derivative liabilities	(2,480)	(1,280)
Change in tax effected rates	-	(22,000)
Less - valuation allowance	(201,300)	(100,000)
Total net deferred tax assets	$-	$-

Tax years from inception to the year ended December 31, 2018 have been filed and are open for examination by the taxing authorities. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented above. The Company had no accruals for interest and penalties at December 31, 2018. The Company's utilization of any net operating loss carry-forward may be unlikely as a result of its intended activities.

Note 10 – Subsequent Events

On January 28, 2019, the Company issued 30,000 shares of common stock to Pavel Hilman for his continuing service on the Company’s Board of Advisors.

On February 25, 2019, the Company sold an aggregate of 40,000 shares of its common stock to two investors and received aggregate proceeds of $40,000 pursuant to subscription agreements in private offerings. The proceeds will be used for research and general corporate purposes.

On March 15, 2019 the Company relocated its principal executive office from Miami, Florida to 50 Battery Place, #7T, New York, New York 10280. Jonah Meer, the Company’s Chief Executive Officer and a director, provides the use of this office space at no cost.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of December 31, 2018, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of December 31, 2018, our internal control over financial reporting was not effective.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages and positions of our current board members and executive officers:

Name	Age	Position(s)

Jonah Meer	63	Chief Executive Officer, Chief Financial Officer, Secretary and Director
Ido Merfeld	54	President and Director

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

Jonah Meer, Chief Executive Officer, Chief Financial Officer, Secretary and a Director

Mr. Meer has served as our Chief Executive Officer, Chief Financial Officer, Secretary and a Director since the formation of the Company on September 22, 2016. Mr. Meer is an attorney, accountant and entrepreneur. His career started in 1979 and has been spent both in the financial services industry and in the investment world. He has held many executive and fiduciary roles with numerous private and public companies and entities, including as Chief Operating Officer of a U.S. broker dealer. Separately he has served on numerous public and private company boards of directors. Since 1998 he has been CEO of jTrade Global LLC (formerly known as jBroker Global Inc.), a software marketing company. In 2005 he was appointed by the Equity Committee to serve as a Bankruptcy Trustee in the Southern District of New York to wind down a complex liquidating trust, which was finally terminated in 2015. Mr. Meer has founded private investment companies investing in special situations and alternative investments, , including most recently CubeSquare LLC, a Florida limited liability company (“CubeSquare”) which invests in special situations and alternative investments involving public and pre-public companies. CubeSquare does not have a controlling interest in any public company and is not registered as an investment advisor. Mr. Meer received his Master of Law degree from New York University, in addition to holding juris doctor and accounting degrees. As a co-founder and Chief Executive Officer, Mr. Meer is involved with the Company's day to day operations which led to his appointment to the Board.

Ido Merfeld, President and a Director

Mr. Merfeld has served as our President and a Director since the formation of the Company on September 22, 2016. In October 1991, Mr. Merfeld co-founded Ivory Software Systems based in Tel Aviv Israel, a start-up company specializing in servicing the financial services industry both in Israel and abroad ("Ivory"). Ivory developed and maintains software, infrastructure and products that allow large financial institutions to trade in the global securities markets on a real time basis. In the last 10 years, he has also been involved in the establishment of several startup companies including the establishment of a new Art Exchange in Luxemburg and a financial education internet company in the UK. In 2014 Mr. Merfeld, resigned as CEO of Ivory to become its Chairman. He now spends time enrolled in the molecular biology department at Ariel University. He previously received his B.A. in Computer Science, Statistics & Economics from Bar-Ilan University in Israel. As a co-founder and President, Mr.Merfeld is involved with the Company's day to day operations which led to his appointment to the Board.

Board of Advisors

The Company has a Board of Advisors which currently consists of the following seven members.

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

Dr. Albert Pinhasov is Vice-President and Dean for Research and Development at Ariel University. He is a molecular biologist specializing in the neurobiology of social behavior. In addition, Dr. Pinhasov was a Postdoctoral Fellow on the Drug Discovery CNS Research Team at Johnson and Johnson Pharmaceutical. He received his PhD in Molecular Biology and Clinical Biochemistry from Tel Aviv University in Israel.

Dr. Motti Ratmansky is the head of the Pain Rehabilitation Clinic at the Lowenstein Rehabilitation Hospital in Israel. He was the former head of the Israeli National Instruction Unit for combat medics and medical field units, supervising and training combat medics. Dr. Ratmansky received his Medical Degree from the Technion Medical School in Israel.

Dr. Yitshak Francis received his Biology undergraduate degree from the Technion and his PhD in Medical Molecular Biology from University College London. After his PhD, he joined Columbia University as a post doctorate and after two years became an Associate Research Scientist. As an Associate Research Scientist, he worked on a variety of drug development projects. Additionally, he was a co-founder and CEO of Citta Pharmaceuticals, a Columbia University spin-off biotechnology company that develops drugs for treating Alzheimer's disease, where he was responsible for business development, management and fundraising. Currently Dr. Francis serves as Director of Business Development at Ariel Scientific Innovations (Ariel University's tech transfer company), where he facilitates the translation of academic life science projects to the industry. Pursuant to the License Agreement, Dr. Francis was appointed as a non-voting observer on our Board of Directors.

Professor Chenfeng Ke is Assistant Professor of Chemistry at Dartmouth. Professor Ke received a PhD in Supramolecular Chemistry from Nankai University in 2009 and a BSc in Chemistry from Nankai University in 2004. He was a Newton Fellow (The Royal Society, UK) at the University of Bristol, from 2009 to 2011 and a Postdoctoral Fellow at Northwestern University from 2011 to 2015.

Dr. Igor Korman is a molecular biologist who holds a medical degree, and a PhD and Doctor of Science degrees in Clinical Pharmacology. Since 2016, Dr. Korman has headed The Institute for Translational Research at Ariel where he has assembled a team of scientists and started a number of projects in the field of anticancer drug discovery, 3D tissue fabrication for drug development and personalized diagnostics and data analysis for drug repurposing etc. In 2007, Dr Koman was part of the research team of Cleveland Biolabs, Inc. (NASDAQ: CBLI), a biotech drug development company, and a research leader in the department of Cell Stress Biology at Roswell Park Comprehensive Cancer Center. He began his academic career in 1998 when he joined the research lab in the Department of Molecular Biology in the University of Illinois at Chicago as a visiting scientist.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% percent of our equity securities ("Reporting Persons") to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports and representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2018, the Reporting Persons timely filed all such reports.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board.

Item 11. Executive Compensation.

Summary Compensation Table

The following table provides certain information regarding compensation awarded to, earned by or paid to our Chief Executive Officer and the other executive officer with compensation exceeding $100,000 during fiscal 2018 and 2017 (each a "Named Executive Officer").

Name and	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	All Other	Total
Principal Position	Ended 12/31	($)	($)	($)	($)	($)	($)
Jonah Meer,	2017	-	-	-	53,015 (1)	-	53,015 (1)
Chief Executive Officer, Chief Financial Officer, Secretary and Director	2018	-	-	-	1,336,506 (2)	-	1,336,506 (2)
Ido Merfeld,	2017	-	-	-	53,015 (1)	-	53,015 (1)
President and Director	2018	-	-	-	1,336,505 (2)	-	1,336,505 (2)

(1)  Represents a five-year option to purchase 300,000 shares of common stock at an exercise price of $2.00 per share, exercisable on December 4, 2018 and the grant date fair value computed in accordance with FASB ASC Topic 718 as described in Note 7 to the financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2018.

(2) Represents a five-year option to purchase 325,000 shares of common stock at an exercise price of $2.00 per share, exercisable on December 10, 2018 and the grant date fair value computed in accordance with FASB ASC Topic 718 as described in Note 7 to the financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2018.

2016 Stock Option and Stock Award Plan

On December 14, 2016, the Board adopted the Company’s 2016 Stock Option and Stock Award Plan (the "Plan"). The Plan provides for the award of stock options (incentive and non-qualified), stock awards and stock appreciation rights to officers, directors, employees and consultants who provide services to the Company. The terms of awards under the Plan are made by the Administrator of the Plan appointed by the Company's Board of Directors, or in the absence of an Administrator, by the Board. The Company has reserved 10 million shares for issuance under the Plan.

Outstanding Equity Awards

The table below reflects all outstanding equity awards made to each Named Executive Officer that were outstanding at December 31, 2018.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2018

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Jonah Meer	12/4/17	300,000	0	2.00	12/4/22
	12/10/18	325,000	0	2.00	12/10/23

Ido Merfeld	12/4/17	300,000	0	2.00	12/4/22
	12/10/18	325,000	0	2.00	12/10/23

Compensation of Directors

During the year ended December 31, 2018, no compensation has been paid to our directors in consideration for their services rendered in their capacities as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of March 22, 2019, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our Named Executive Officers and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder's address is c/o Qrons Inc., Suite 500, 777 Brickell Avenue, Miami, Florida 33131.

The percentages below are calculated based on 12,942,309 issued and outstanding shares of common stock outstanding as of March 22, 2019.

	Amount and Percentage of Beneficial
Name and Address of Beneficial Owner	Ownership
	Shares	%
Directors and Executive Officers:
Jonah Meer
Chief Executive Officer, Chief Financial Officer, Secretary and Director	5,685,000(2)	41.9	%(1)

Ido Merfeld
President and Director	5,685,000(2)	41.9	%(1)

All officers and directors as a group (2 persons):	11,370,000(3)	80.1%

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
(2) Includes currently exercisable options to purchase an aggregate of 625,000 shares of common stock.
(3) Includes currently exercisable options to purchase an aggregate of 1,250,000 shares of common stock.

Change-in-Control Agreements

The Company does not have any change-in-control agreements with any of its executive officers.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Transactions

On September 1, 2016, the Company entered into a convertible debenture agreement with CubeSquare (the “$10,000 Debenture”). Jonah Meer, our Chief Executive Officer is the managing member of CubeSquare. Ido Merfeld, our President, is a 25% owner of CubeSquare. Under the debenture agreement, CubeSquare loaned $10,000 to the Company. Cube Square had agreed to loan the Company an additional $15,000 on the same terms and conditions if requested by the Company. The loan bears interest at 8% per annum (which will increase to 12% if an event of default as described in the debenture agreement occurs) and was due on September 1, 2017, or immediately upon an event of default. Interest is payable, at CubeSquare's option, in cash or common stock. Any portion of the loan and unpaid interest are convertible at any time at the option of CubeSquare into shares of common stock of the Company at a conversion price per share of the greater of (i) $0.0625, if the Company's shares are not trading on a public market, and (ii) if the Company's shares are listed for trading on a public market, an amount equal to a 50% discount to the average of the five lowest trading prices during the previous twenty trading days. So long as the loan is outstanding, the Company may not merge, reorganize, restructure, reverse split its stock, consolidate or sell all or substantially all of its assets without giving seven days prior written notice to CubeSquare, in which case, CubeSquare can put the note to the Company at 125% of the then outstanding principal and interest. The debenture agreement also provides for anti-dilution protection (with certain exceptions) if the Company engages in other transactions at a lower price per share. The Company has the right to redeem the loan for 6 months, in whole or in part, at 125% of the principal amount being redeemed and accrued interest thereon. The Company must reserve 150% of the number of shares issuable upon conversion of the loan. The Company may not engage in short sales. Except upon 61 days prior written notice to the Company, CubeSquare may not convert the loan if as a result of such conversion, CubeSquare and its affiliates would own in excess of 9.9% of the total issued and outstanding shares of the Company.

On September 27, 2017, the Company entered into an 8% convertible debenture in the amount of $15,000 with CubeSquare (the “$15,000 Debenture”), with the same terms as the $10,000 Debenture described above, due September 27, 2018. On September 9, 2018, the maturity date of the $15,000 Debenture was extended to September 27, 2019 pursuant to a First Amendment to 8% Convertible Debenture, dated September 9, 2018.

On September 28, 2017, the maturity date of the $10,000 Debenture was extended to September 1, 2018 pursuant to a First Amendment to 8% Convertible Debenture, dated September 28, 2017. On September 9, 2018, the maturity date of the $10,000 Debenture was extended to September 1, 2019 pursuant to a Second Amendment to 8% Convertible Debenture, dated September 9, 2018.

On December 4, 2017, we granted a five-year option to purchase 300,000 shares of common stock at an exercise price of $2.00 per share to each of Jonah Meer and Ido Merfeld, which option became exercisable on December 4, 2018.

On December 10, 2018, we granted an immediately exercisable five-year option to purchase 325,000 shares of common stock at an exercise price of $2.00 per share to each of Jonah Meer and Ido Merfeld.

Jonah Meer currently provides the Company with space for its principal executive office at 50 Battery Place, #7T, New York, New York 10280 at no cost.

Insider Transactions Policies and Procedures

The Company does not currently have an insider transaction policy.

Director Independence

Our Board of Directors does not include any independent directors.

Item 14. Principal Accounting Fees and Services.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K and the review of financial statements included in the Company's Quarterly Reports on Form 10-Q. The aggregate fees billed for professional services rendered by our principal accountant, Heaton & Company, PLLC (doing business as Pinnacle Accountancy Group of Utah), for audit and review services for the years ended December 31, 2018 and December 31, 2017 were $10,750 and $9,000, respectively.

We incurred no non-audit related fees, tax fees or other fees for professional services rendered by our principal accountant for the years ended December 31, 2018 and 2017.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Exhibit

3.1	Articles of Incorporation of the Company (1)
3.2	Certificate of Designation of Series A Preferred Stock (1)
3.3	Bylaws of the Company (1)
3.4	Amendment to Articles of Incorporation (2)
4.1	2016 Stock Option and Stock Award Plan (1)
10.1	$10,000 8% Convertible Debenture Agreement, dated September 1, 2016, between the Company and CubeSquare LLC (1)
10.2	License and Research Funding Agreement, dated December 14, 2016, between the Company and Ariel University R&D Co., Ltd. (1)
10.3	Form of Subscription Agreement for the Company's Regulation D private offering which closed January 27, 2017 (1)
10.4	Form of Common Stock Purchase Warrant for the Company's Regulation D private offering which closed January 27, 2017 (1)
10.5	Option Agreement between Trustees of Dartmouth College and the Company (3) **
10.6	Addendum #1 to License and Research Funding Agreement, effective December 13, 2017, between the Company and Ariel Scientific Innovations Ltd. (4)
10.7	Services Agreement, dated December 14, 2017, between Ariel Scientific Innovations Ltd., Ariel, Israel and the Company (4)
10.8	Subscription Agreement, dated January 23, 2017, between the Company and Coventus Holdings SA (4) (5)
10.9	Advisory Board Consulting Agreement, dated January 23, 2017, between the Company and Pavel Hilman (5)
10.10	First Amendment to $10,000 8% Convertible Debenture, dated September 28, 2017, between the Company and CubeSquare LLC (6)

10.11	$15,000 8% Convertible Debenture, dated September 27, 2017, between the Company and CubeSquare LLC(6)
10.12	Form of Advisory Board Member Consulting Agreement (6)
10.13	First Amendment to Services Agreement, dated April 12, 2018, between the Company and Ariel Scientific Innovations Ltd. (7)
10.14	Sponsored Research Agreement made as of July 12, 2018 between the Company and Trustees of Dartmouth College (8)
10.15	Second Amendment to Services Agreement, dated December 12, 2018 (9)
10.16*	First Amendment to $15,000 8% Convertible Debenture, dated September 9, 2018
10.17*	Second Amendment to the $10,000 8% Convertible Debenture, dated September 9, 2018
31*	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101*	Interactive Data Files

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

(2) Incorporated by reference to the corresponding exhibit to the Company's Current Report on Form 8-K filed with the SEC on August 11, 2017

(3) Incorporated by reference to the corresponding exhibit to the Company's Current Report on Form 8-K filed with the SEC on October 20, 2017

(4) Incorporated by reference to the corresponding exhibit to the Company's Current Report on Form 8-K filed with the SEC on December 15, 2017

(5) Incorporated by reference to the corresponding exhibit to the Company's Current Report on Form 8-K filed with the SEC on February 12, 2017

(6) Incorporated by reference to the corresponding exhibit to the Company's Annual Report on Form 10-K filed with the SEC on March 2, 2018

(7) Incorporated by reference to the corresponding exhibit to the Company's Current Report on Form 8-K filed with the SEC on April 16, 2018

(8) Incorporated by reference to the corresponding exhibit to the Company's Current Report on Form 8-K filed with the SEC on July 18, 2018

(9) Incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K filed with the SEC on December 14, 2018

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Qrons Inc.

Date: March 25, 2019	By:	/s/ Jonah Meer
Jonah Meer Chief Executive Officer, Chief Financial Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonah Meer	Chief Executive Officer, Chief Financial Officer, Secretary and a Director	March 25, 2019
Jonah Meer	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Ido Merfeld	President and a Director	March 25, 2019
Ido Merfeld

