Form 10-Q
period 2019-03-31
Qrons Inc.
filed 2019-05-14
CIK 1689084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-55800
(Commission File Number)

QRONS INC.
(Exact name of registrant as specified in its charter)

Wyoming	81-3623646
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

50 Battery Place, #7T, New York, New York	10280
(Address of principal executive offices)	(Zip Code)

(212)-945-2080
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

Large accelerated filer[ ]	Accelerated filer [ ]
Non-accelerated filer[ ]	Smaller reporting company [X]
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

Yes [  ]  No [X ]

As of May 10, 2019, there were 12,967,309 shares of the registrant's common stock outstanding.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QRONS INC.

BALANCE SHEETS
(Unaudited)

	March 31, 2019	December 31, 2018

ASSETS
Current assets
Cash and cash equivalents	$48,760	$143,862
Prepaid expenses	21,607	51,985
Total current assets	70,367	195,847

TOTAL ASSETS	$70,367	$195,847

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$38,416	$23,324
Accounts payable and accrued liabilities – related party	3,917	3,421
Convertible note – related party, net of debt discount	25,000	25,000
Derivative liabilities	34,278	36,827
Total current liabilities	101,611	88,572

Total liabilities	101,611	88,572

Stockholders' equity (deficit)
Series A Preferred Shares: $0.001 par value, authorized 10,000; 2,000 shares issued and outstanding	2	2
Common stock, $0.0001 par value: shares authorized 100,000,000; 12,942,309 and 12,872,309 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	1,294	1,287
Additional Paid-in Capital	5,752,629	5,629,694
Accumulated deficit	(5,785,169)	(5,523,708)
Total stockholder's equity (deficit)	(31,244)	107,275
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$70,367	$195,847

The accompanying notes are an integral part of these unaudited financial statements.

QRONS INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	For Three Months Ended
	March 31,
	2019	2018

Net sales	$-	$-

Operating expenses:
Research and development expenses	165,154	69,384
Professional fees	15,586	21,180
General and administrative expenses	82,774	398,064
Total operating expenses	263,514	488,628

Income (loss) from operations	(263,514)	(488,628)

Other income (expense)
Interest expense	(496)	(6,858)
Change in derivative liabilities	2,549	2,016
Total Other income (expense)	2,053	(4,842)

Net (loss)	$(261,461)	$(493,470)

Net (loss) per common shares (basic and diluted)	$(0.02)	$(0.04)

Weighted average shares outstanding
Basic and diluted	12,910,865	12,639,078

The accompanying notes are an integral part of these unaudited financial statements.

QRONS INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Series A Preferred Shares		Common Stock		Additional Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2017	2,000	$2	12,404,910	$1,240	$1,611,711	$(1,592,680)	$20,273
Issuance of common stock for private placement	-	-	312,500	32	499,968	-	500,000
Warrants exercised associated with private placement	-	-	1,715	-	-	-	-
Shares issued for stock awards for business advisory services	-	-	10,000	1	27,999	-	28,000
Stock option granted to officers	-	-	-	-	353,430	-	353,430
Stock option granted to non-employees as research and development costs	-	-	-	-	27,975	-	27,975
Net loss for the year	-	-	-	-	-	(493,470)	(493,470)
Balance, March 31, 2018	2,000	$2	12,729,125	$1,273	$2,521,083	$(2,086,150)	$436,208

Balance, December 31, 2018	2,000	$2	12,872,309	$1,287	$5,629,694	$(5,523,708)	$107,275
Shares issued for stock awards for business advisory services	-	-	30,000	3	37,497	-	37,500
Issuance of common stock for private placement	-	-	40,000	4	39,996	-	40,000
Stock option granted to non-employees as research and development costs	-	-	-	-	45,442	-	45,442
Net loss for the period	-	-	-	-	-	(261,461)	(261,461)
Balance, March 31, 2019	2,000	2	12,429,309	$1,294	$5,752,629	$(5,785,169)	$(31,244)

The accompanying notes are an integral part of these unaudited financial statements.

QRONS INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	For Three Months ended March 31,
	2019	2018
Cash Flows From Operating Activities
Net loss	$(261,461)	$(493,470)
Adjustments to reconcile net loss to net cash provided from (used by) operating activities:
Stock options recorded as research and development expense	45,442	27,975
Stock options granted and recorded as administrative expenses and advisory services	-	353,430
Stock awards recorded as advisory services	37,500	28,000
Accretion of debt discount	-	6,362
Change in derivative liabilities	(2,549)	(2,016)
Changes in operating assets and liabilities:
Prepaid expenses	30,378	(16,081)
Accounts payable and accrued liabilities	15,092	11,845
Accounts payable and accrued liabilities, related party	496	496
Net cash provided (used by) operating activities	(135,102)	(83,459)

Cash Flows From Investing Activities
Net cash provided from (used by) investing activities	-	-

Cash Flows From Financing Activities
Proceeds from private placement	40,000	500,000
Net cash provided from financing activities	40,000	500,000

Increase (decrease) in cash and cash equivalents	(95,102)	416,541

Cash at beginning of year	143,862	57,767
Cash at end of year	$48,760	$474,308

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

QRONS INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
For the three months ended March 31, 2019 and 2018

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

The Company is a preclinical stage biotechnology company developing advanced stem cell-synthetic hydrogel-based solutions to combat neuronal injuries and achieve a breakthrough in the treatment of traumatic brain injuries ("TBIs"), for both concussions and penetrating injuries, an unmet medical need.  We believe that our approach is pushing the boundaries of science by using the latest advances in molecular biology and chemistry. The Company collaborates with universities and scientists in the fields of regenerative medicine, tissue engineering and 3D printable hydrogels to develop a treatment that integrates proprietary, engineered mesenchymal stem cells ("MSCs"), synthetic hydrogels, 3D printable implant, smart materials and a novel delivery system.

On March 15, 2019, the Company relocated its principal executive office from Miami, Florida to 50 Battery Place, #7T, New York, New York 10280.

Note 2 – Summary of Significant Accounting Policies

Financial Statement Presentation:  The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements  included in our Annual Report on Form 10-K for the year ended December 31, 2018.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three month periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

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

Research and Development Costs: The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, "Research and Development". Research and development costs were $165,154 for the three months ended March 31, 2019. Research and development costs were $69,384 for the three months ended March 31, 2018, inclusive of stock-based compensation cost.

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred. The Company incurred $48,387 and $33,000 in advertising and marketing costs during the three months ended March 31, 2019 and 2018, respectively.

QRONS INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
For the three months ended March 31, 2019 and 2018

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

The following table provides a summary of the fair value of the Company's derivative liabilities as March 31, 2019 and December 31, 2018:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of March 31, 2019:
Liabilities
Derivative liabilities	$-	$-	$34,278

As of December 31, 2018:
Liabilities
Derivative liabilities	$-	$-	$36,827

QRONS INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
For the three months ended March 31, 2019 and 2018

Note 2 – Summary of Significant Accounting Policies (continued)

Warrants: The Company accounts for common stock warrants in accordance with applicable accounting guidance provided in ASC Topic 815 "Derivatives and Hedging – Contracts in Entity's Own Equity" (ASC Topic 815), as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement.  For warrants classified as equity instruments the Company applies the Black Scholes model.   Presently all warrants issued and outstanding are accounted for as equity instruments.

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

Potential common stock consists of the incremental common stock issuable upon the exercise of common stock warrants (using the if-converted method), convertible notes, classes of shares with conversion features, and stock awards and stock options. The computation of basic loss per share for the periods ended March 31, 2019 and December 31, 2018 excludes potentially dilutive securities of underlying share purchase warrants, convertible notes, stock options and preferred shares, because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted.

The table below reflects the potentially dilutive securities at each reporting period which have been excluded from the computation of diluted net loss per share:

	March 31, 2019	December 31, 2018
Stock purchase warrants	52,000	52,000
Research Warrants at 3% of issued and outstanding shares	388,269	386,170
Convertible Notes	48,195	27,864
Series A Preferred shares	700	700
Stock options vested	1,486,670	1,486,670
Stock options not yet vested	128,330	128,330
Total	2,104,164	2,081,734

QRONS INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
For the three months ended March 31, 2019 and 2018

Note 2 – Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements: Recent accounting pronouncements, other than below, issued by the Financial Accounting Standards Board ("FASB"), (including its EITF, the AICPA and the SEC, did not or are not believed by management to have a material effect on the Company's present or future financial statements.

In June 2018, an accounting update was issued by FASB to simplify the accounting for nonemployee share-based payment transactions resulting from expanding the scope of ASC Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of ASC Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that ASC Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. The amendments also clarify that ASC Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC Topic 606, Revenue from Contracts with Customers. The amendments in this accounting update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity's adoption date of ASC Topic 606.

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

QRONS INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
For the three months ended March 31, 2019 and 2018

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

The carrying value of these convertible notes is as follows:

	March 31, 2019	December 31, 2018
Face value of certain convertible notes	$25,000	$25,000
Less: unamortized discount	-	-
Carrying value	$25,000	$25,000

As a result of the application of ASC No. 815 in the periods ended March 31, 2019 and December 31, 2018 the fair value of the conversion feature is summarized as follows:

Balance at December 31, 2017	$31,090
Derivative addition associated with convertible notes	-
Change in fair value	5,737
Balance at December 31, 2018	36,827
Change in fair value	(2,549)
Balance at March 31, 2019	$34,278

The fair value at the commitment and re-measurement dates for the Company's derivative liabilities were based upon the following management assumptions as of March 31, 2019 and commitment date:

	Commitment Date	March 31, 2019	December 31, 2018
Expected dividends	0	0	0
Expected volatility	101% ~103%	94% ~ 100%	64% ~ 65%
Expected term	0.92 ~ 1 year	0.42 ~0.49 year	0.67 ~0.74 year
Risk free interest rate	1.33%	2.44%	2.60%

QRONS INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
For the three months ended March 31, 2019 and 2018

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

QRONS INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
For the three months ended March 31, 2019 and 2018

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

On April 12, 2018, the Services Agreement was amended to provide for the payment by the Company of an additional monthly fee, commencing March 2018, of up to $2,200 (8,000 Israeli shekels) as compensation for additional costs which the Company may request. During the year ended December 31, 2018, the Company paid $16,935 for these additional costs.

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

During the three months ended March 31, 2019 and 2018, $11,173 and $12,055 were expensed, respectively, and the remaining $12,218 (December 31, 2018 - $23,391), which amount is reflected on the Company's balance sheets as prepaid expenses, will be expensed in a subsequent period.

QRONS INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
For the three months ended March 31, 2019 and 2018

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

On March 6, 2019, the Services Agreement was amended to extend the term thereof for an additional twelve-month period until March 6, 2020. In consideration for the performance of the Services, the Company shall pay Ariel a total amount of $41,160 in quarterly payments in advance of $10,290 commencing on the execution of this agreement and on the 1st of June, September and December 2019. All other terms and conditions of the Services Agreement not amended remain in effect.

During the three months ended March 31, 2019 and 2018, $18,147 and $0 were expensed, respectively, and the remaining $9,073 (December 31, 2018 - $27,220), which amount is reflected on the Company's balance sheets as prepaid expenses, will be expensed in a subsequent period.

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

—
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

—
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

QRONS INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
For the three months ended March 31, 2019 and 2018

 Note 6 – Commitments (continued)

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

On January 23, 2018, the Company entered into a one-year advisory board member consulting agreement with Pavel Hilman, the controlling shareholder of Conventus Holdings SA, a BVI corporation ("Conventus"), under which Mr. Hilman will serve on the Company's Advisory Board as a business advisor. The Advisory Board Agreement will automatically renew for up to two additional one-year periods, unless earlier terminated by either party upon 30 days' prior written notice to the other party. In consideration for serving on the Advisory Board, the Company awarded 10,000 shares of its common stock to Mr. Hilman under its 2016 Stock Option and Stock Award Plan. On January 28, 2019, the Company issued 30,000 shares of common stock to Pavel Hilman for his continuing service on the Company's Board of Advisor.

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

During the three months ended March 31, 2019 and 2018, $18,147 and $0 were expensed, respectively, and the remaining $9,073 (December 31, 2018 - $27,220), which amount is reflected on the Company's balance sheets as prepaid expenses, will be expensed in a subsequent period.

QRONS INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
For the three months ended March 31, 2019 and 2018

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

On January 23, 2018, the Company awarded 10,000 shares of its common stock to Mr. Hilman under its 2016 Stock Option and Stock Award Plan, which shares were fully vested and recorded as advisory services on issuance.  On January 28, 2019, the Company issued 30,000 shares of common stock to Pavel Hilman for his continuing service on the Company's Board of Advisors.

	March 31,	December 31,
	2019	2018
Number of shares vested in period	30,000	290,000
Fair market value per share	$1.25	$2.80
Stock based compensation recognized	$37,500	$812,000

Stock Options:

(a)	Stock Options granted to Science Advisors:

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

QRONS INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
For the three months ended March 31, 2019 and 2018

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

On December 10, 2018, under the 2016 Stock Option and Award Plan, the Board granted an immediately exercisable five-year option to purchase an aggregate of 145,000 shares of common stock at an exercise price of $2.00 per share to an employee of the Company for services provided to the Company as a "replacement award" for the same number of shares which did not vest as described in Note 7-Stock Awards. Applying the accounting guidance contained in ASC 718-20 the issuance of the stock option and concurrent cancelation of a stock award of the same number of shares is considered a "replacement award" and the Company has determined and expensed the incremental cost of the replacement award in the amount of $54,840.

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

During the three months ended March 31, 2019 and 2018, total recognized compensation in respect of the above stock option compensation ((a) and (b)) was $$45,442 and $27,975, respectively, which amount has been allocated as research and development expenses. As of March 31, 2019, total unrecognized compensation remaining to be recognized in future periods totaled $152,646.

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

QRONS INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
For the three months ended March 31, 2019 and 2018

Note 7 – Stock Plan (continued)

(c)	Stock Options granted to Officers: (continued)

During the three months ended March 31, 2019 and 2018, total recognized compensation in respect of the above stock option compensation was $0 and $353,430, respectively, which amount has been allocated as general and administrative expenses.

As of March 31, 2019, and December 31, 2018, total unrecognized compensation remaining to be recognized in future periods totaled $0.

The fair value of each option award above is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions at the measurement date(s):

Measurement date
Dividend yield	0%
Expected volatility	114.69 ~ 126.34%
Risk-free interest rate	1.79% ~ 2.68%
Expected life (years)	3 ~ 5
Stock Price	$2.00 ~ 2.80
Exercise Price	$0.40 ~ 2.00

A summary of the activity for the Company's stock options for the periods ended March 31, 2019 and December 31, 2018, is as follows:

	March 31, 2019		December 31, 2018
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	1,615,000	$1.97	670,000	$1.93
Granted	-	$-	945,000	$2.00
Exercised	-	$-	-	$-
Canceled	-	$-	-	$-
Outstanding, end of period	1,615,000	$1.97	1,615,000	$1.97
Options exercisable, end of period	1,486,670	$1.98	1,486,670	$1.98
Options expected to vest, end of period	128,330	$1.81	128,330	$1.81
Weighted average fair value of options granted		$1.94		$2.19

Note 8 – Capital Stock

Authorized:

The Company has authorized 100,000,000 shares of common stock, par value $0.0001 and 10,000 shares of preferred stock which is designated as Series A Preferred Stock, par value $0.001.

QRONS INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
For the three months ended March 31, 2019 and 2018

Note 8 – Capital Stock (continued)

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

There was a total of 2,000 shares of Series A Preferred Stock issued and outstanding as of March 31, 2019 and December 31, 2018.

Common Stock

Common Stock issuances during the three months ended March 31, 2019

During the three months ended March 31, 2019, the Company sold an aggregate of 40,000 shares of its common stock to investors and received aggregate proceeds of $40,000 pursuant to subscription agreements in private offerings. The proceeds will be used for research and general corporate purposes.

On January 28, 2019, the Company issued 30,000 shares for advisory services (Note 6(4)). The shares were valued at fair market value on the date of issuance for a total of $37,500 or $2.80 per share.

There was a total of 12,942,309 and 12,872,309 shares of common stock issued and outstanding as of March 31, 2019 and December 31, 2018.

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

QRONS INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
For the three months ended March 31, 2019 and 2018

Note 8 – Capital Stock (continued)

Share Purchase Warrants (continued)

As of March 31, 2019, and December 31, 2018, the following common stock purchase warrants were outstanding:

	Warrants (1)		Weighted Average Exercise Price
Outstanding – December 31, 2017	54,000		0.40
Granted	-		-
Forfeited/Canceled	-		-
Exercised	2,000	(2)	0.40
Outstanding – December 31, 2018, and March 31, 2019	52,000		$0.40

(1) Each two shares of common stock purchased under the private placement provides for one warrant to acquire an additional share of common stock together with the payment of $0.40.

(2) During the year ended December 31, 2018, investors exercised warrants to purchase an aggregate of 2,000 shares of common stock and received 1,715 shares for exercises on a cashless basis.

Note 10 – Other Events

On March 15, 2019 the Company relocated its principal executive office from Miami, Florida to 50 Battery Place, #7T, New York, New York 10280. Jonah Meer, the Company's Chief Executive Officer and a director, provides the use of this office space at no cost.

Note 11 – Subsequent Events

On April 3, 2019 the Company raised proceeds of $25,000 from an accredited investor by way of private placement of a total of 25,000 shares at $1.00 per share.

On April 11, 2019, the Company amended its services agreement (the "First Amendment") with Ariel entered into on March 6, 2018, to extend the term thereof for an additional twelve months until March 6, 2020.  Pursuant to the First Amendment, the Company will pay Ariel an aggregate of $41,160 in quarterly payments of $10,290 on each of April 11, 2019, June 1, 2019, September 1, 2019 and December 1, 2019 for the services of Professor Gadi Turgeman and his neurobiology research team and the use of his lab.

On May 1, 2019, the Company issued a promissory note (the "Note") to CubeSquare in the principal amount of $50,000. The Note bears interest at the rate of 8% per annum and is due and payable by the Company upon demand from CubeSquare.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements for the three months ended March 31, 2019 and the notes thereto appearing elsewhere in this Report and the Company's audited financial statements for the fiscal year ended December 31, 2018, as filed with the SEC in its Annual Report on Form 10-K on March 25, 2019, along with the accompanying notes. As used in this Quarterly Report, the terms "we", "us", "our", and the "Company" means BioLabMart Inc. prior to August 8, 2017 and Qrons Inc. since August 8, 2017.

Overview

The Company was incorporated under the laws of the State of Wyoming on August 22, 2016 as BioLabMart Inc. and changed its name to Qrons Inc. on August 8, 2017.

The Company is a preclinical stage biotechnology company developing advanced stem cell synthetic hydrogel-based solutions to combat neuronal injuries and achieve a breakthrough in the treatment of traumatic brain injuries ("TBIs") for both concussions and penetrating injuries, an unmet medical need. We believe that our approach is pushing the boundaries of science by using the latest advances in molecular biology and chemistry. The Company collaborates with universities and scientists in the fields of regenerative medicine, tissue engineering and 3D printable hydrogels to develop a treatment that integrates proprietary, engineered mesenchymal stem cells, 3D printable implant, smart materials and a novel delivery system.

To date, the Company has two products candidates for treating TBIs, both integrating proprietary, modified mesenchymal stem cells ("MSCs") and smart synthetic material. QS100TM is an injury specific, 3D printable, implantable MSCs-synthetic hydrogel, to treat penetrating brain injuries and QS200TM is an injectable MSCs-synthetic hydrogel for the treatment of diffused injuries commonly referred to as concussions.

As described below, while continuing research under the Company's sponsored research agreement (the "Sponsored Research Agreement") with the Trustees of Dartmouth College ("Dartmouth") to develop innovative 3D printable, biocompatible advanced materials, the Company is currently engaged in discussions with Dartmouth to finalize terms of a worldwide, royalty bearing, exclusive license for such 3D printable materials in the field of human and animal health. In addition, the Company is engaged in laboratory research relating to neuronal tissue regeneration and/or repair in Israel in connection with service agreements with Ariel University R&D Co., Ltd., now known as Ariel Scientific Innovations Ltd., a wholly owned subsidiary of Ariel University, in Ariel, Israel ("Ariel").

The Company relies primarily on its two co-founders, Jonah Meer and Ido Merfeld, who are its sole officers and directors to manage its day-to-day business. We currently outsource all professional services to third parties in an effort to maintain lower operational costs.

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

Sponsored Research Agreement with Dartmouth

On July 12, 2018, the Company entered into a one-year Sponsored Research Agreement with Dartmouth pursuant to which the Company will fund research conducted by Dartmouth of mutual interest to the parties in accordance with the Agreement. Intellectual property invented or developed solely by a party shall be owned by such party and intellectual property jointly invented or developed shall be jointly owned. Dartmouth shall retain an irrevocable worldwide right to use intellectual property owned by it resulting from its research under the Sponsored Research Agreement on a non-exclusive royalty-free basis for research and education purposes.

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

Upon the earliest occurrence of (i) an underwritten public offering with proceeds of at least $25 million, (ii) the consolidation, merger or reorganization, or (iii) the sale of all or substantially all of its shares or assets of the Company or its affiliates, the Company is required to issue to Ariel an immediately exercisable warrant for that number of shares equal to 4% of the issued and outstanding shares of the Company at the time of issuance (the "Ariel Warrant"). The License Agreement also provides that the Company register shares exercised pursuant to the warrant by Ariel within 6 months of a request by Ariel by either "piggyback" or a demand registration.

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

On March 6, 2018, the Company entered into an additional services agreement with Ariel for the services of Professor Gadi Turgeman and his neurobiology research team in their lab pursuant to which the Company paid Ariel $20,580 on each of March 19, 2018 and August 22, 2018. On April 11, 2019, the services agreement was amended to extend the term for an additional twelve months until March 6, 2020. Pursuant for an aggregate of $41,160 to be paid by the Company in quarterly payments of $10,290 on each of April 11, 2019, June 1, 2019, September 1, 2019 and December 1, 2019.

Plan of Operations

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

In the next 12 months, we currently plan on completing development of our product candidates. This will require us to continue working with Dartmouth under the Sponsored Research Agreement in our development of innovative 3D printable biocompatible advanced materials and stem cell delivery techniques. At our research facilities located in Ariel's labs our Stem Cells Team will continue development of our proprietary, neuro-regenerative MSC lines. Upon completion of the development of our product candidates we will begin testing for efficacy. This will require us to establish an Efficacy Team, in preparation to reach clinical trials.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2019 and March 31, 2018

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future.

Net Loss

Our net loss for the three months ended March 31, 2019 and 2018 is as follows:

	For Three Months Ended
	March 31,
	2019	2018

Net sales	$-	$-

Operating expenses:
Research and development expenses	165,154	69,384
Professional fees	15,586	21,180
General and administrative expenses	82,774	398,064
Total operating expenses	263,514	488,628

Income (loss) from operations	(263,514)	(488,628)

Other income (expense)
Interest expense	(496)	(6,858)
Change in derivative liabilities	2,549	2,016
Total Other income (expense)	2,053	(4,842)

Net (loss)	$(261,461)	$(493,470)

Operating Expenses

Total operating expenses for the three months ended March 31, 2019 were $263,514 compared to total operating expenses of $488,628 for the three months ended March 31, 2018. During the three months ended March 31, 2019, the Company incurred $165,154 of research and development expenses which included payroll of $52,093, service fees related to certain research and development agreements of $60,044, fees associated with a sponsored research agreement of $18,146, legal and filing fees related to patents of $17,838, software fees of $1,374 and purchases of expendable lab supplies and equipment of $15,659, compared to$69,384 of research and development expenses which included payroll of $22,213, service fees related to certain research and development agreements of $40,230, legal and filing fees related to patents of $5,976, software fees of $687 and purchases of expendable lab supplies and equipment of $278. The Company incurred general and administrative expenses of $82,774 for the three months ended March 31, 2019 compared to general and administrative expenses of $398,064 for the three months ended March 31, 2018. The substantial decrease in general and administrative expense during the three months ended March 31, 2019 was primarily due to stock-based compensation costs of $353,430 related to the issuance of stock options to our officers, and members of our advisory board during the three months ended March 31, 2018, with no similar expense during the three months ended March 31, 2018. Professional fees totaled $15,586 for the three months ended March 31, 2019 compared to professional fees of $21,180 during the three months March 31, 2018. Other expense in the three months ended March 31, 2019 included a gain of $2,549 as a result of the change in value of our derivative liabilities and interest expense of $496. Other expense was $4,842 in the three months ended March 31, 2018, which represents interest expense related to the accretion of our convertible notes of $6,362, as well as accrued interest of $496, and a gain from the change in the value of derivative liabilities of $2,016.

We had a net loss of $261,461 in the three months ended March 31, 2019 compared to a net loss of $493,470 in the three months ended March 31, 2018.

Liquidity and Capital Resources

As of March 31, 2019, we had cash of $48,760. We are in the early stage of development and have experienced net losses to date and have not generated revenue from operations which raises substantial doubt about our ability to continue as a going concern. There are a number of conditions that we must satisfy before we will be able to commercialize potential products and generate revenue, including successful development of product candidates, which includes clinical trials, FDA approval, demonstration of effectiveness sufficient to generate commercial orders by customers, establishing production capabilities as well as effective marketing and sales capabilities for our product. We do not currently have sufficient resources to accomplish any of these conditions necessary for us to generate revenue and currently expect to incur increasing operating expenses. We will require substantial additional funds for operations, the service of debt and to fund our business objectives. We will have to continue to rely on equity and debt financing. There can be no assurance that financing, whether debt or equity, will always be available to us in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms favorable to us.

The Company raised an aggregate of $281,000 between November 2, 2016 and January 27, 2017 from 37 accredited investors and an aggregate of $575,000 during 2018 from accredited investors in private placement offerings under Regulation D and Regulation S under the Securities Act of 1933, as amended, respectively. The Company raised an additional $65,000 from accredited investors in private offerings in 2019. Additionally, on May 1, 2019, CubeSquare, LLC, a Delaware limited liability company whose managing member is Jonah Meer, our Chief Executive Officer and which is 25% owned by Ido Merfeld, our President, loaned the Company $50,000 pursuant to a demand promissory note which accrues interest at 8% per annum. However, without additional financing, we do not believe our resources will be sufficient to meet our operating and capital needs beyond the second quarter of 2019.

Working Capital

	At March 31, 2019	December 31, 2018
Current Assets	$70,367	$195,847
Current Liabilities	101,611	88,572
Working Capital	$(31,244)	$107,275

Cash Flows

	At March 31, 2019	At March 31, 2018
Net cash (used in) operating activities	$(135,102)	$(83,459)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	$40,000	$500,000
Net increase (decrease) in cash during period	(95,102)	416,541

Operating Activities

Net cash used in operating activities was $135,102 for the three months ended March 31, 2019 compared to $83,459 for the three months ended March 31, 2018.  Cash used in operating activities for the three months ended March 31, 2019 was primarily the result of our net loss, offset by non-cash items including compensation in the form of stock options for research and development expense totaling $45,442,  stock options recorded as advisory services of $37,500 and changes to our operating assets and liabilities including a decrease to prepaid expenses and increases to our accounts payable and accounts payable – related parties.  Cash used in the three months ended March 31, 2018 was primarily the result of our net loss, offset by non-cash items including compensation in the form of stock options for research and development expense totaling $27,975, stock options issued for advisory services totaling $28,000, stock options recorded as administrative expenses,  advisory services of $353,430, and changes to our operating assets and liabilities including an increase to prepaid expenses and increases to our accounts payable and accounts payable – related parties. In the three months ended March 31, 2018, we also recorded $6,362 as the non-cash accretion of the debt discount related to certain convertible notes.

Investing Activities

There were no investing activities during the three-months ended March 31, 2019 and March 31, 2018.

Financing Activities

Net cash provided by financing activities was $40,000 for the three months ended March 31, 2019 compared to $500,000 for the three months ended March 31, 2018. We received proceeds from private placement offerings totaling $40,000 in the three months ended March 31, 2019 as compared to $500,000 in the three months ended March 31, 2018.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization   of assets and classification of liabilities that may be necessary should we be unable to continue in operation. Our report from our independent registered public accounting firm for the fiscal year ended December 31, 2018 includes an explanatory paragraph stating the Company has experienced net losses to date, and it has not generated revenue from operations, and will need additional working capital for ongoing operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. If we are unable to obtain sufficient funding, our business, prospects, financial condition and results of operations will be materially and adversely affected and we may be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in Note 2 to our unaudited financial statements contained herein.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of March 31, 2019, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are     not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as set forth below, there were no sales of equity securities sold during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

On April 3, 2019, we sold 25,000 shares of our common stock to an accredited investor for $25,000 pursuant to a subscription agreement.

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

QRONS INC.

Date: May 14, 2019	By:	/s/Jonah Meer
Name: Jonah Meer
Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)