Form 10-Q
period 2019-06-30
Qrons Inc.
filed 2019-08-14
CIK 1689084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None

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

Yes [  ]  No [X ]

As of August 14, 2019, there were 13,054,809 shares of the registrant's common stock outstanding.

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

 QRONS INC.

BALANCE SHEETS
(Unaudited)

	June 30, 2019	December 31, 2018

ASSETS
Current assets
Cash and cash equivalents	$66,705	$143,862
Prepaid expenses	24,886	51,985
Total current assets	91,591	195,847

TOTAL ASSETS	$91,591	$195,847

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$41,578	$23,324
Accounts payable and accrued liabilities – related party	5,065	3,421
Demand loans, related party	50,000	-
Unsecured short-term advances	100,000	-
Convertible note – related party, net of debt discount	25,000	25,000
Derivative liabilities	51,284	36,827
Total current liabilities	272,927	88,572

Total liabilities	272,927	88,572

Stockholders' equity (deficit)
Series A Preferred Shares: $0.001 par value, authorized 10,000; 2,000 shares issued and outstanding	2	2
Common stock, $0.0001 par value: shares authorized 100,000,000; 12,967,309 and 12,872,309 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	1,297	1,287
Additional Paid-in Capital	5,820,117	5,629,694
Accumulated deficit	(6,002,752)	(5,523,708)
Total stockholder's equity (deficit)	(181,336)	107,275
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$91,591	$195,847

The accompanying notes are an integral part of these unaudited financial statements.

QRONS INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended		Six Months ended
	June 30,		June 30,
	2019	2018	2019	2018

Net sales	$-	$-	$-	$-

Operating expenses:
Research and development expenses	138,374	140,733	303,528	210,117
Professional fees	27,640	7,969	43,226	29,149
General and administrative expenses	33,143	534,555	115,917	932,619
Total operating expenses	199,157	683,257	462,671	1,171,885

Income (loss) from operations	(199,157)	(683,257)	(462,671)	(1,171,885)

Other income (expense)
Interest expense	(1,420)	(6,933)	(1,916)	(13,791)
Change in derivative liabilities	(17,006)	1,547	(14,457)	3,563
Total other (expense)	(18,426)	(5,386)	(16,373)	(10,228)

Net (loss)	$(217,583)	$(688,643)	$(479,044)	$(1,182,113)

Net (loss) per common shares (basic and diluted)	$(0.02)	$(0.05)	$(0.04)	$(0.09)

Weighted average shares outstanding
(basic and diluted)	12,966,485	12,785,169	12,938,828	12,712,527

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Series A Preferred Shares		Common Stock		Additional Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2017	2,000	$2	12,404,910	$1,240	$1,611,711	$(1,592,680)	$20,273
Issuance of common stock for private placement	-	-	312,500	32	499,968	-	500,000
Warrants exercised associated with private placement	-	-	1,715	-	-	-	-
Shares issued for stock awards for business advisory services	-	-	10,000	1	27,999	-	28,000
Stock option granted to officers	-	-	-	-	353,430	-	353,430
Stock option granted to non-employees as research and development costs	-	-	-	-	27,975	-	27,975
Net loss for the period	-	-	-	-	-	(493,470)	(493,470)
Balance, March 31, 2018	2,000	$2	12,729,125	1,273	2,521,083	(2,086,150)	436,208
Shares issued for services provided	-	-	75,000	7	149,993	-	150,000
Stock option granted to officers	-	-	-	-	353,430	-	353,430
Stock option granted to non-employees as research and development costs	-	-	-	-	46,763	-	46,763
Net loss for the period	-	-	-	-	-	(688,643)	(688,643)
Balance, June 30, 2018	2,000	$2	12,804,125	$1,280	$3,071,269	$(2,774,793)	$297,758

The accompanying notes are an integral part of these unaudited financial statements.

QRONS INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Series A Preferred Shares		Common Stock		Additional Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2018	2,000	$2	12,872,309	$1,287	$5,629,694	$(5,523,708)	$107,275
Shares issued for stock awards for business advisory services	-	-	30,000	3	37,497	-	37,500
Issuance of common stock for private placement	-	-	40,000	4	39,996	-	40,000
Stock option granted to non-employees as research and development costs	-	-	-	-	45,442	-	45,442
Net loss for the period	-	-	-	-	-	(261,461)	(261,461)
Balance, March 31, 2019	2,000	2	12,942,309	1,294	5,752,629	(5,785,169)	(31,244)
Issuance of common stock for private placement	-	-	25,000	3	24,997	-	25,000
Stock option granted to non-employees as research and development costs	-	-	-	-	42,491	-	42,491
Net loss for the period	-	-	-	-	-	(217,583)	(217,583)
Balance, June 30, 2019	2,000	$2	12,967,309	$1,297	$5,820,117	$(6,002,752)	$(181,336)

The accompanying notes are an integral part of these unaudited financial statements.

QRONS INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months ended June 30,
	2019	2018
Cash Flows From Operating Activities
Net loss	$(479,044)	$(1,182,113)
Adjustments to reconcile net loss to net cash (used by) operating activities:
Stock issued for advisory and consulting services	37,500	178,000
Stock issued for research and development expense	87,933	74,738
Stock options granted for administrative expenses and advisory services	-	706,860
Accretion of debt discount	-	12,794
Change in derivative liabilities	14,457	(3,563)
Changes in operating assets and liabilities:
Prepaid expenses	27,099	(12,355)
Accounts payable and accrued liabilities	18,254	5,769
Accounts payable and accrued liabilities, related party	1,644	998
Net cash (used by) operating activities	(292,157)	(218,872)

Cash Flows From Investing Activities
Net cash provided from (used by) investing activities	-	-

Cash Flows From Financing Activities
Proceeds from private placement	65,000	500,000
Proceeds from short term advance	100,000	-
Proceeds from demand loan, related party	50,000	-
Net cash provided from financing activities	215,000	500,000

Increase (decrease) in cash and cash equivalents	(77,157)	281,128

Cash at beginning of period	143,862	57,767
Cash at end of period	$66,705	338,895

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
For six months ended June 30, 2019 and 2018

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

The Company is an emerging biotechnology company developing advanced stem cell-based solutions to combat neuronal injuries with a laser focus on traumatic brain injuries ("TBIs") and concussions, an unmet medical need. The Company has two product candidates for treating TBIs, both integrating proprietary, modified mesenchymal stem cells ("MSC"s) and smart synthetic material, QS100™ an injury specific, 3D printable, implantable MSCs-synthetic hydrogel, to treat penetrating brain injuries and QS200™ an injectable MSCs-synthetic hydrogel for the treatment of diffused injuries commonly referred to as concussions. We believe that our approach is pushing the boundaries of science by using the latest advances in molecular biology and chemistry. The Company collaborates with universities and scientists in the fields of regenerative medicine, smart synthetic materials and 3D printable hydrogels to develop a treatment that integrates proprietary, engineered MSCs, synthetic hydrogels, 3D printable implant and a novel delivery system.

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three and six-month periods have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

Reclassification: Certain amounts in prior periods have been reclassified to conform to the current presentation. A total of $48,688 and $77,145, respectively, for the three and six months ended June 30, 2018, was reclassified from general and administrative expenses to research and development expenses. Such reclassification had no effect on the financial position, loss per share, operations or cash flows for the three and six months ended June 30, 2018.

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

QRONS INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
For six months ended June 30, 2019 and 2018

Note 2 – Summary of Significant Accounting Policies (continued)

Research and Development Costs: The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, "Research and Development". Research and development costs were $138,374 and $303,528 for the three and six months ended June 30, 2019, respectively. Research and development costs were $140,733 and $210,117for the three and six months ended June 30, 2018, respectively.

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred. The Company incurred $42,203 and $7,925 in advertising and marketing costs during the three months ended June 30, 2019 and 2018, respectively.  The Company incurred $90,590 and $40,925 in advertising and marketing costs during the six months ended June 30, 2019 and 2018, respectively.

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

Fair Value of Financial Instruments

FASB ASC 820, "Fair Value Measurements and Disclosures", defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. FASB ASC 820 describes three levels of inputs that may be used to measure fair value:

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

The following table provides a summary of the fair value of the Company's derivative liabilities as of June 30, 2019 and December 31, 2018:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of June 30, 2019:
Liabilities
Derivative liabilities	$-	$-	$51,284

As of December 31, 2018:
Liabilities
Derivative liabilities	$-	$-	$36,827

QRONS INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
For six months ended June 30, 2019 and 2018

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

Income taxes: The Company has adopted ASC Topic 740 – "Income Taxes," which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Loss Per Share: In accordance with ASC Topic 260 – "Earnings Per Share," the basic loss per share of common stock is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding. Diluted loss per share of common stock is computed similar to basic loss per share of common stock except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common stock had been issued and if the additional shares of common stock were dilutive.

Potential common stock consists of the incremental common stock issuable upon the exercise of common stock warrants (using the if-converted method), convertible notes, classes of shares with conversion features, and stock awards and stock options. The computation of basic loss per share for the periods ended June 30, 2019 and December 31, 2018 excludes potentially dilutive securities of underlying share purchase warrants, convertible notes, stock options and preferred shares, because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted.

The table below reflects the potentially dilutive securities at each reporting period which have been excluded from the computation of diluted net loss per share:

	June 30, 2019	December 31, 2018
Stock purchase warrants	52,000	52,000
Research Warrants at 3% of issued and outstanding shares	389,019	386,170
Convertible Notes	47,070	27,864
Series A Preferred shares	700	700
Stock options vested	1,496,670	1,486,670
Stock options not yet vested	118,330	128,330
Total	2,103,789	2,081,734

QRONS INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
For six months ended June 30, 2019 and 2018

Note 2 – Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements: Recent accounting pronouncements, other than below, issued by the Financial Accounting Standards Board ("FASB"), (including its EITF, the AICPA and the SEC, did not or are not believed by management to have a material effect on the Company's present or future financial statements.

In June 2018, an accounting update was issued by FASB to simplify the accounting for nonemployee share-based payment transactions resulting from expanding the scope of ASC Topic 718, "Compensation-Stock Compensation," to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of ASC Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that ASC Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. The amendments also clarify that ASC Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC Topic 606, Revenue from Contracts with Customers. The amendments in this accounting update became effective December 31, 2018.

Note 3 – Going Concern

The Company has experienced net losses to date, and it has not generated revenue from operations.  While the Company raised proceeds during 2018 and during the first six months of 2019, it does not believe its resources will be sufficient to meet its operating and capital needs beyond the third quarter of 2019. The Company expects it will require additional capital to fully implement the scope of its proposed business operations, which raises substantial doubt about its ability to continue as a going concern.  The Company will have to continue to rely on equity and debt financing. There can be no assurance that financing, whether debt or equity, will always be available to the Company in the amount required at any particular time or for any particular period or, if available, that it can be obtained on favorable terms.

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

QRONS INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
For six months ended June 30, 2019 and 2018

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

The carrying value of these convertible notes is as follows:

	June 30, 2019	December 31, 2018
Face value of certain convertible notes	$25,000	$25,000
Less: unamortized discount	-	-
Carrying value	$25,000	$25,000

As a result of the application of ASC No. 815 in the periods ended June 30, 2019 and December 31, 2018 the fair value of the conversion feature is summarized as follows:

Balance at December 31, 2017	$31,090
Derivative addition associated with convertible notes	-
Change in fair value	5,737
Balance at December 31, 2018	36,827
Change in fair value	14,457
Balance at June 30, 2019	$51,284

The fair value at the commitment and re-measurement dates for the Company's derivative liabilities were based upon the following management assumptions as of June 30, 2019 and commitment date:

	Commitment Date	June 30, 2019	December 31, 2018
Expected dividends	0	0	0
Expected volatility	101% ~103%	172.95% ~ 208.56%	64% ~ 65%
Expected term	0.92 ~ 1 year	0.17 ~0.24 year	0.67 ~0.74 year
Risk free interest rate	1.33%	2.12%	2.60%

Note 5 – Unsecured Short-Term Advance from Third Party

On June 20, 2019, the Company received $100,000 from a third party in the form of an unsecured, demand, non-interest bearing, short term advance to meet its operating needs.

QRONS INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
For six months ended June 30, 2019 and 2018

Note 6 – Demand Loan from Related Party

On May 1, 2019, the Company issued a promissory note (the "Note") to CubeSquare in the principal amount of $50,000. The Note bears interest at the rate of 8% per annum and is due and payable by the Company upon demand from CubeSquare.

Note 7 – License and Research Funding Agreements

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

QRONS INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
For six months ended June 30, 2019 and 2018

Note 7 – License and Research Funding Agreements (continued)

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

On July 12, 2018, the Company entered into the Sponsored Research Agreement with Dartmouth pursuant to which the Company will support and fund the cost of research conducted by Dartmouth of mutual interest to the parties in accordance with the Agreement.  Intellectual property invented or developed solely by a party shall be owned by such party and intellectual property jointly invented or developed shall be jointly owned.  Dartmouth shall retain an irrevocable worldwide right to use intellectual property owned by it resulting from its research under the Agreement on a non-exclusive royalty-free basis for research and education purposes. The Agreement may be terminated earlier than one year upon written agreement of the parties, a material breach which is not cured within 30 days of notice thereof, if Professor Ke no longer conducts the research under the Agreement and a successor acceptable to both parties is not available, or in the event of an unauthorized assignment of the Company's rights and obligations under the Agreement. The parties are in the process of preparing an extension to the Agreement, which expired on July 14, 2019, while continuing to advance the research.

Note 8 – Commitments

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

QRONS INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
For six months ended June 30, 2019 and 2018

Note 8 – Commitments (continued)

(1)	Service Agreement with Ariel Scientific Innovations Ltd. (continued)

During the six months ended June 30, 2019 and 2018, $17,968 and $17,250 were expensed, respectively, and the remaining $15,813 (December 31, 2018 - $16,531), which amount is reflected on the Company's balance sheets as prepaid expenses, will be expensed in a subsequent period.

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

On April 11, 2019, the Company amended its services agreement (the "First Amendment") with Ariel which it entered into on March 6, 2018, to extend the term thereof for an additional twelve months until March 6, 2020.  Pursuant to the First Amendment, the Company will pay Ariel an aggregate of $41,160 in quarterly payments of $10,290 on each of April 11, 2019, June 1, 2019, September 1, 2019 and December 1, 2019 for the services of Professor Gadi Turgeman and his neurobiology research team and the use of his lab.

During the six months ended June 30, 2019 and 2018, $17,150 and $13,720 were expensed, respectively, and the remaining $0 (December 31, 2018 - $6,860), which amount is reflected on the Company's balance sheets as prepaid expenses, will be expensed in a subsequent period.

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

QRONS INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
For six months ended June 30, 2019 and 2018

 Note 8 – Commitments (continued)

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

On January 23, 2018, the Company entered into a one-year advisory board member consulting agreement with Pavel Hilman, the controlling shareholder of Conventus Holdings SA, a BVI corporation ("Conventus"), under which Mr. Hilman will serve on the Company's Advisory Board as a business advisor. The Advisory Board Agreement will automatically renew for up to two additional one-year periods, unless earlier terminated by either party upon 30 days' prior written notice to the other party. In consideration for serving on the Advisory Board, the Company awarded 10,000 shares of its common stock to Mr. Hilman under its 2016 Stock Option and Stock Award Plan. On January 28, 2019, the Company issued 30,000 shares of common stock to Pavel Hilman for his continuing service on the Company's Advisory Board.

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

On July 12, 2018, the Company entered into a one-year Sponsored Research Agreement with Dartmouth pursuant to which the Company will support and fund the cost of research conducted by Dartmouth of mutual interest to the parties in accordance with the Agreement.  Intellectual property invented or developed solely by a party shall be owned by such party and intellectual property jointly invented or developed shall be jointly owned.  Dartmouth shall retain an irrevocable worldwide right to use intellectual property owned by it resulting from its research under the Agreement on a non-exclusive royalty-free basis for research and education purposes. The Company funded $36,293 on August 20, 2018 and funded an additional $18,147 on December 17, 2018 and funded an additional $18,146 on June 20, 2019. The parties are in the process of preparing an extension to the Agreement, which expired on July 14, 2019, while continuing to advance the research.
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

During the six months ended June 30, 2019 and 2018, $36,293 and $0 were expensed, respectively, and the remaining $9,073 (December 31, 2018 - $27,220), which amount is reflected on the Company's balance sheets as prepaid expenses, will be expensed in a subsequent period.

QRONS INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
For six months ended June 30, 2019 and 2018

Note 9 – Stock Plan

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

	June 30,	June 30,
	2019	2018
Number of shares vested in period	30,000	85,000
Weighted average fair market value per share	$1.25	$2.13
Stock based compensation recognized	$37,500	$178,000

Stock Options:

(a)	Stock Options granted to Science Advisors:

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

QRONS INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
For six months ended June 30, 2019 and 2018

Note 9 – Stock Plan (continued)

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

(b)	Stock Options granted to Employees:

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

The following table is the recognized compensation in respect of the above stock option compensation ((a) and (b)) which amount has been allocated as research and development expenses:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2019	2018	2019	2018

Research and development expenses	$42,491	$46,763	$87,933	$74,738

As of June 30, 2019, total unrecognized compensation remaining to be recognized in future periods totaled $110,156.

QRONS INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
For six months ended June 30, 2019 and 2018

Note 9 – Stock Plan (continued)

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

The following table is the recognized compensation in respect of the above stock option compensation, which amount has been allocated as general and administrative expenses:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2019	2018	2019	2018

General and administrative expenses	$0	$353,430	$0	$706,860

As of June 30, 2019 total unrecognized compensation remaining to be recognized in future periods totaled $0.

The fair value of each option award referenced above is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions at the measurement date(s):

Measurement date
Dividend yield	0%
Expected volatility	114.69 ~ 126.34%
Risk-free interest rate	1.79% ~ 2.68%
Expected life (years)	3 ~ 5
Stock Price	$2.00 ~ 2.80
Exercise Price	$0.40 ~ 2.00

A summary of the activity for the Company's stock options for the periods ended June 30, 2019 and December 31, 2018, is as follows:

	June 30, 2019		December 31, 2018
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	1,615,000	$1.97	670,000	$1.93
Granted	-	$-	945,000	$2.00
Exercised	-	$-	-	$-
Canceled	-	$-	-	$-
Outstanding, end of period	1,615,000	$1.97	1,615,000	$1.97
Options exercisable, end of period	1,496,670	$1.98	1,486,670	$1.98
Options expected to vest, end of period	118,330	$1.80	128,330	$1.81
Weighted average fair value of options granted		$1.94		$2.19

QRONS INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
For six months ended June 30, 2019 and 2018

Note 10 – Capital Stock

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

There was a total of 2,000 shares of Series A Preferred Stock issued and outstanding as of June 30, 2019 and December 31, 2018.

Common Stock

Common Stock issuances during the six months ended June 30, 2019

During the six months ended June 30, 2019, the Company sold an aggregate of 65,000 shares of its common stock to investors and received aggregate proceeds of $65,000 pursuant to subscription agreements in private offerings. The proceeds will be used for research and general corporate purposes.

On January 28, 2019, the Company issued 30,000 shares for advisory services (Note 9(4)). The shares were valued at fair market value on the date of issuance for a total of $37,500 or $1.25 per share.

There was a total of 12,967,309 and 12,872,309 shares of common stock issued and outstanding as of June 30, 2019 and December 31, 2018, respectively.

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

QRONS INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
For six months ended June 30, 2019 and 2018

Note 10 – Capital Stock (continued)

Share Purchase Warrants (continued)

As of June 30, 2019, and December 31, 2018, the following common stock purchase warrants were outstanding:

	Warrants (1)		Weighted Average Exercise Price
Outstanding – December 31, 2017	54,000		0.40
Granted	-		-
Forfeited/Canceled	-		-
Exercised	(2,000)	(2)	0.40
Outstanding – December 31, 2018	52,000		0.40
Granted	-		-
Forfeited/Canceled	-		-
Exercised	-		-
Outstanding – June 30, 2019	52,000		$0.40

(1) Each two shares of common stock purchased under the private placement provides for one warrant to acquire an additional share of common stock together with the payment of $0.40.

(2) During the year ended December 31, 2018, investors exercised warrants to purchase an aggregate of 2,000 shares of common stock and received 1,715 shares for exercises on a cashless basis.

The weighted average remaining contractual term is 0.5 years.

Note 11 – Other Events

On March 15, 2019 the Company relocated its principal executive office from Miami, Florida to 50 Battery Place, #7T, New York, New York 10280. Jonah Meer, the Company's Chief Executive Officer and a director, provides the use of this office space at no cost.

Note 12 – Subsequent Events

On June 25, 2019, the Company entered into a term sheet ("Term Sheet") with John N. Bonfiglio, PhD ("Bonfiglio") pursuant to which Dr. Bonfiglio will serve as the Company's chief operating officer, effective July 1, 2019. As compensation therefor,  Dr. Bonfiglio was granted (i) 50,000 shares of common stock of the Company, 37,500 of which shares  vested upon issuance on July 1, 2019 and 12,500 of which shares will vest on the earlier of (i) January 1, 2020 and (ii) the date the Company raises equity capital of $500,000 as described in the Term Sheet, provided Dr. Bonfiglio is in the employ of the Company on such date. The Term Sheet also provides for the grant of a stock option to purchase 100,000 shares of common stock at an exercise price of $2.00 per share, 50,000 of which shares will vest upon grant and 25,000 shares will vest on each of July 1, 2020 and July 1, 2021, provided Dr. Bonfiglio is in the employ of the Company on such dates and further provided that if the Company raises equity capital of $1.5 million before December 31, 2019, unvested shares subject to the option will immediately vest and become exercisable, so long as Dr. Bonfiglio is in the Company's employ on such date.

QRONS INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
For six months ended June 30, 2019 and 2018

Note 12 – Subsequent Events (continued)

If the Company raises equity capital of $1.5 million by April 1, 2020, Dr. Bonfiglio will be appointed to the Company's board of directors.

In addition, Dr. Bonfiglio will be entitled to a salary of $12,000 per month which will be deferred and payable at the rate of 5% of equity capital raised by the Company up to $12,000 per month as described in the Term Sheet.

The Term Sheet may be terminated by either party if by October 31, 2019, the Company has not raised equity capital of $750,000 and thereafter by either party upon 30 days' prior notice. The Company may also terminate the Term Sheet for willful misconduct.

On August 1, 2019, the Company received $50,000 from Jonah Meer, its Chief Executive Officer, in the form of an unsecured, demand, short term advance to help meet its operating needs.

On August 8, 2019, the Company entered into a six-month services agreement with PCG Advisory, Inc. ("PCG") under which PCG will provide investor relations and capital market advisory services to the Company. In consideration therefor, the Company will pay PCG a monthly cash fee of $5,000 ($2,500 of which will be deferred until the Company raises at least $300,000 in a financing) and issued 50,000 shares of its common stock upon execution of the agreement. After the initial six-month term, the agreement will automatically renew on a month-to-month basis unless either party notifies the other of its desire to terminate the agreement or by the Company if PCG fails to comply with securities laws, makes an untrue statement of material facts or omits to state any material fact in connection with an investment in the Company or breaches a representation, warranty or covenant in the agreement.

The Company's common stock was upgraded from the Pink Market and commenced trading on the OTCQB Venture Market on August 12, 2019. The common stock will continue to be traded under the symbol "QRON".
The Company has evaluated subsequent events from June 30, 2019 through the date these financial statements were issued and determined there are no additional events requiring disclosure.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements for the three months ended June 30, 2019 and the notes thereto appearing elsewhere in this Report and the Company's audited financial statements for the fiscal year ended December 31, 2018, as filed with the SEC in its Annual Report on Form 10-K on March 25, 2019, along with the accompanying notes. As used in this Quarterly Report, the terms "we", "us", "our", and the "Company" means BioLabMart Inc. prior to August 8, 2017 and Qrons Inc. since August 8, 2017.

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

To date, the Company has two product candidates for treating TBIs, both integrating proprietary, modified mesenchymal stem cells ("MSCs") and smart synthetic material. QS100TM is an injury specific, 3D printable, implantable MSCs-synthetic hydrogel, to treat penetrating brain injuries and QS200TM is an injectable MSCs-synthetic hydrogel for the treatment of diffused injuries commonly referred to as concussions.

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

The Company has relied primarily on its two co-founders, Jonah Meer, Chief Executive Officer, and Ido Merfeld, President, who are its sole directors to manage its day-to-day business. Effective July 1, 2019, the Company appointed John N. Bonfiglio as its Chief Operating Officer.  We currently outsource all professional services to third parties in an effort to maintain lower operational costs.

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

The Company's common stock was upgraded from the Pink Market and commenced trading on the OTCQB Venture Market on August 12, 2019. The common stock will continue to be traded under the symbol "QRON".

Option Agreement with Dartmouth

On October 17, 2017, the Company entered into an option agreement (the "Option Agreement") with Dartmouth which provides for, among other things, the grant to the Company of a one-year exclusive option to negotiate a worldwide, royalty bearing, exclusive license with Dartmouth for 3D printable materials in the field of human and animal health. During the option period, the Company agreed to use all commercially reasonable resources to evaluate the intellectual property and provide quarterly milestone reports and a commercialization plan upon exercise of the option. Pursuant to the Option Agreement, the Company agreed to finance the prosecution of patents by Dartmouth to protect its intellectual property.  Further, the Agreement provides for the payment by the Company of an option fee and certain license fees and royalty payments based upon the Company's product sales, as part of a final negotiated license agreement. The Company exercised its option on March 26, 2018 to negotiate definitive license terms, as it continues further evaluation and research. The Company and Dartmouth are engaged in discussions to finalize terms of the license. Presently the parties are awaiting certain required insurance approvals prior to concluding the license terms.

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

The Sponsored Research Agreement may be terminated earlier than one year upon written agreement of the parties, a material breach which is not cured within 30 days of notice thereof, if Professor Ke no longer conducts the research under the Agreement and a successor acceptable to both parties is not available, or in the event of an unauthorized assignment of the Company's rights and obligations under the Agreement. The parties are in the process of preparing an extension to the agreement, which expired on July 14, 2019, while continuing to advance the research.

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

On March 6, 2018, the Company entered into an additional services agreement with Ariel for the services of Professor Gadi Turgeman and his neurobiology research team in their lab pursuant to which the Company paid Ariel $20,580 on each of March 19, 2018 and August 22, 2018. On April 11, 2019, the services agreement was amended to extend the term for an additional twelve months until March 6, 2020 for an aggregate of $41,160 to be paid by the Company to Ariel in quarterly payments of $10,290 on each of April 11, 2019, June 1, 2019, September 1, 2019 and December 1, 2019.

Plan of Operations

We have not generated any revenue from the sales of products.

To date, we have identified two product candidates. We have completed an in-vivo efficacy experiment with QS100TM for treating penetrating brain injuries in an animal model that was successful in substantiating our theories and practices regarding cell regeneration. We have begun animal in-vivo efficacy experiments with QS200TM for treating concussions and other diffused axonal injuries. We are currently conducting an extensive animal proof of concept for our products which will include a product mix study.

In the next 12 months, we currently plan on completing development of our product candidates. This will require us to continue working with Dartmouth under the Sponsored Research Agreement in our development of innovative 3D printable biocompatible advanced materials and stem cell delivery techniques. At our research facilities located in Ariel's labs our Stem Cells Team will continue development of our proprietary, neuro-regenerative MSC lines. Upon completion of the development of our product candidates we will begin testing for efficacy. This will require us to establish an Efficacy Team, in preparation to reach clinical trials. Subject to sufficient resources, we also plan to expand our research and development, including engaging FDA experienced personnel, advisors and contract research organizations for an investigational new drug ("IND") application.

John N. Bonfiglio, PhD, has served as our Chief Operating Officer since July 1, 2019 to oversee and coordinate our IND activities in an effort to accelerate the IND process in preparation for human clinical trials.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2019 and June 30, 2018

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future.

Net Loss

Our net loss for the three months ended June 30, 2019 and 2018 is as follows:

	For Three Months Ended
	June 30,
	2019	2018

Net sales	$-	$-

Operating expenses:
Research and development expenses	138,374	140,733
Professional fees	27,640	7,969
General and administrative expenses	33,143	534,555
Total operating expenses	199,157	683,257

Income (loss) from operations	(199,157)	(683,257)

Other income (expense)
Interest expense	(1,420)	(6,933)
Change in derivative liabilities	(17,006)	1,547
Total other income (expense)	(18,426)	(5,386)

Net (loss)	$(217,583)	(688,643)

Operating Expenses

Total operating expenses for the three months ended June 30, 2019 were $199,157 compared to total operating expenses of $683,257 for the three months ended June 30, 2018. During the three months ended June 30, 2019, the Company incurred $138,374 of research and development expenses which included payroll of $54,968, service fees related to certain research and development agreements of $63,006, fees associated with a sponsored research agreement of $18,146, legal and filing fees related to patents of $1,659, and purchases of expendable lab supplies and equipment of $595, compared $140,733 of research and development expenses which included payroll of $33,421, service fees related to certain research and development agreements of $72,588, patent consultation and filing fees of $14,880, other associated expenses of $2,061 and purchases of expendable lab supplies and equipment of $17,784. The Company incurred general and administrative expenses of $33,143 for the three months ended June 30, 2019 compared to general and administrative expenses of $534,525 for the three months ended June 30, 2018. The substantial decrease in general and administrative expense during the three months ended June 30, 2019 was primarily due to stock-based compensation costs of $353,430 related to the issuance of stock options to our officers, and $196,763 for stock awards and shares for services to members of our advisory board and investor relations consultants during the three months ended June 30, 2018, with no comparative expense during the three months ended June 30, 2019. Professional fees were $27,640 for the three months ended June 30, 2019, which included audit fees for the Company's financial statements for the year ended December 31, 2018 which were billed in the three months ended June 30, 2019, and an increase in legal fees as a result of certain tax advice received in the period compared to professional fees of $7,969 during the three months June 30, 2018.   Other expense in the three months ended June 30, 2019 was $18,426 and included a loss of $17,006 as a result of the change in value of our derivative liabilities and interest expense of $1,420. Other expense was $5,386 in the three months ended June 30, 2018, which represents interest expense related to the accretion of our convertible notes of $6,432, as well as accrued interest of $501, and a gain from the change in the value of derivative liabilities of $1,547.

We had a net loss of $217,583 in the three months ended June 30, 2019 compared to a net loss of $688,643 in the three months ended June 30, 2018.

Six Months Ended June 30, 2019 and June 30, 2018

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future.

Net Loss

Our net loss for the six months ended June 30, 2019 and 2018 is as follows:

	For Six Months Ended
	June 30,
	2019	2018

Net sales	$-	$-

Operating expenses:
Research and development expenses	303,528	210,117
Professional fees	43,226	29,149
General and administrative expenses	115,917	932,619
Total operating expenses	462,671	1,171,885

Income (loss) from operations	(462,671)	(1,171,885)

Other income (expense)
Interest expense	(1,916)	(13,791)
Change in derivative liabilities	(14,457)	3,563
Total Other income (expense)	(16,373)	(10,228)

Net (loss)	$(479,044)	(1,182,113)

Operating Expenses

Total operating expenses for the six months ended June 30, 2019 were $462,671 compared to total operating expenses of $1,171,885 for the six months ended June 30, 2018. During the six months ended June 30, 2019, the Company incurred $303,528 of research and development expenses which included payroll of $107,062, service fees related to certain research and development agreements of $123,050, fees associated with a sponsored research agreement of $36,293, legal and filing fees related to patents of $19,497, software fees of $1,374 and purchases of expendable lab supplies and equipment of $16,252, compared to research and development expenses of $210,117 which included payroll of $55,633, service fees related to certain research and development agreements of $112,818 patent consultation and filing fees of $20,856 and purchases of expendable lab supplies and equipment of $16,996 during the six months ended June 30, 2018. The Company incurred general and administrative expenses of $115,917 for the six months ended June 30, 2019 compared to general and administrative expenses of $932,619 for the six months ended June 30, 2018. The substantial decrease in general and administrative expense during the six months ended June 30, 2019 was primarily due to stock-based compensation costs of $706,860 related to the issuance of stock options to our officers, and $224,738 for stock awards and shares issued for services to members of our advisory board and investor relations consultants during the six months ended June 30, 2018, with no similar expense during the six months ended June 30, 2019. Professional fees were $43,226 for the six months ended June 30, 2019 compared to professional fees of $29,149 during the six months June 30, 2018. Other expense in the six months ended June 30, 2019 included a loss of $14,457 as a result of the change in value of our derivative liabilities and interest expense of $1,916. Other expense was $10,228 in the six months ended June 30, 12,794, which represents accrued interest of $997 and a gain from the change in the value of derivative liabilities of $3,563.

We had a net loss of $479,044 in the six months ended June 30, 2019 compared to a net loss of $1,182,113 in the six months ended June 30, 2018.

Liquidity and Capital Resources

As of June 30, 2019, we had cash of $66,705. We are in the early stage of development and have experienced net losses to date and have not generated revenue from operations which raises substantial doubt about our ability to continue as a going concern. There are a number of conditions that we must satisfy before we will be able to commercialize potential products and generate revenue, including successful development of product candidates, which includes clinical trials, FDA approval, demonstration of effectiveness sufficient to generate commercial orders by customers, establishing production capabilities as well as effective marketing and sales capabilities for our product. We do not currently have sufficient resources to accomplish any of these conditions necessary for us to generate revenue and currently expect to incur increasing operating expenses. We will require substantial additional funds for operations, the service of debt and to fund our business objectives. We will have to continue to rely on equity and debt financing. There can be no assurance that financing, whether debt or equity, will always be available to us in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms favorable to us.

The Company raised an aggregate of $281,000 between November 2, 2016 and January 27, 2017 from 37 accredited investors and an aggregate of $575,000 during 2018 from accredited investors in private placement offerings under Regulation D and Regulation S under the Securities Act of 1933, as amended, respectively. The Company raised an additional $65,000 from accredited investors in private offerings in 2019. Additionally, on May 1, 2019, CubeSquare, LLC, a Delaware limited liability company whose managing member is Jonah Meer, our Chief Executive Officer and which is 25% owned by Ido Merfeld, our President, loaned the Company $50,000 pursuant to a demand promissory note which accrues interest at 8% per annum. We received $100,000 during the current period from a third party in the form of an unsecured, demand, non-interest bearing, short term advance to meet our ongoing operating needs. On August 1, 2019, Jonah Meer, our Chief Executive Officer provided  a demand, short-term advance of $50,000 to the Company to meet ongoing operating needs. However, without additional financing, we do not believe our resources will be sufficient to meet our operating and capital needs beyond the third quarter of 2019.

Working Capital

	At June 30, 2019	December 31, 2018
Current Assets	$91,591	$195,847
Current Liabilities	272,927	88,572
Working Capital (deficiency)	$(181,336)	$107,275

Cash Flows

	At June 30, 2019	At June 30, 2018
Net cash (used in) operating activities	$(292,157)	$(218,872)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	$215,000	$500,000
Net increase (decrease) in cash during period	(77,157)	281,128

Operating Activities

Net cash used in operating activities was $292,157 for the six months ended June 30, 2019 compared to $218,872 for the six months ended June 30, 2018.  Cash used in operating activities for the six months ended June 30, 2019 was primarily the result of our net loss, offset by non-cash items including compensation in the form of stock options for research and development expense totaling $87,933,  stock options recorded as advisory services of $37,500 and changes to our operating assets and liabilities including a decrease to prepaid expenses and increases to our accounts payable and accounts payable – related parties.  Cash used in the six months ended June 30, 2018 was primarily the result of our net loss, offset by non-cash items including compensation in the form of stock options for research and development expense totaling $74,738, stock awards totaling $28,000, and stock-based compensation of $150,000 related to shares issued under the terms of an investor relations agreement, stock options recorded as administrative expenses totaling 706,860, and changes to our operating assets and liabilities including an increase to prepaid expenses and increases to our accounts payable and accounts payable-related parties. In the six months ended June 30, 2018, we also recorded $12,794 as the non-cash accretion of the debt discount related to certain convertible notes.

Investing Activities

There were no investing activities during the six months ended June 30, 2019 and June 30, 2018.

Financing Activities

Net cash provided by financing activities was $215,000 for the six months ended June 30, 2019 compared to $500,000 for the six months ended June 30, 2018. We received proceeds from private placement offerings totaling $65,000 in the six months ended June 30, 2019 as compared to $500,000 in the six months ended June 30, 2018. During the six months ended June 30, 2019 we received $50,000 in proceeds from related parties in the form of a demand loan, and $100,000 as a short-term advance from a third party with no comparative transactions during the six months ended June 30, 2018.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of June 30, 2019, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Exhibit

31
Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32
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

QRONS INC.

Date: August 14, 2019	By:	/s/Jonah Meer
Name: Jonah Meer
Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)