Form 10-Q
period 2019-09-30
Qrons Inc.
filed 2019-11-14
CIK 1689084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

(212)-945-2080
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

Yes [  ]  No [X ]

As of November 13, 2019, there were 13,079,809 shares of the registrant's common stock outstanding.

PART I -- FINANCIAL INFORMATION

QRONS INC.
 BALANCE SHEETS
(Unaudited)

	September 30, 2019	December 31, 2018

ASSETS
Current assets
Cash and cash equivalents	$47,496	$143,862
Prepaid expenses	32,716	51,985
Total current assets	80,212	195,847

TOTAL ASSETS	$80,212	$195,847

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$83,580	$23,324
Accounts payable and accrued liabilities – related party	56,735	3,421
Demand loans, related party	50,000	-
Advances from related party	100,000	-
Unsecured short-term advances	100,000	-
Convertible note – related party, net of debt discount	25,000	25,000
Derivative liabilities	44,456	36,827
Total current liabilities	459,771	88,572

Total liabilities	459,771	88,572

Stockholders' equity (deficit)
Series A Preferred Shares: $0.001 par value, authorized 10,000; 2,000 shares issued and outstanding	2	2
Common stock, $0.0001 par value: shares authorized 100,000,000; 13,079,809 and 12,872,309 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	1,308	1,287
Additional Paid-in Capital	6,076,041	5,629,694
Accumulated deficit	(6,456,910)	(5,523,708)
Total stockholder's equity (deficit)	(379,559)	107,275
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$80,212	$195,847

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.
 STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2019	2018	2019	2018

Net sales	$-	$-	$-	$-

Operating expenses:
Research and development expenses	136,080	150,469	439,608	360,586
Professional fees	14,928	6,300	58,154	35,449
General and administrative expenses	308,735	377,545	424,652	1,310,164
Total operating expenses	459,743	534,314	922,414	1,706,199

Net (loss) from operations	(459,743)	(534,314)	(922,414)	(1,706,199)

Other income (expense)
Interest expense	(1,243)	(6,048)	(3,159)	(19,839)
Change in derivative liabilities	6,828	(2,979)	(7,629)	584
Total other (expense)	5,585	(9,027)	(10,788)	(19,255)

Net (loss)	$(454,158)	$(543,341)	$(933,202)	$(1,725,454)

Net (loss) per common shares (basic and diluted)	$(0.04)	$(0.04)	$(0.07)	$(0.14)

Weighted average shares outstanding
(basic and diluted)	12,966,485	12,807,584	12,938,828	12,744,561

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(Unaudited)

	Series A Preferred Shares		Common Stock		Additional Paid-in	Accumulated	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2018	2,000	$2	12,872,309	$1,287	$5,629,694	$(5,523,708)	$107,275
Shares issued for stock awards for business advisory services	-	-	30,000	3	37,497	-	37,500
Issuance of common stock for private placement	-	-	40,000	4	39,996	-	40,000
Stock option granted to non-employees as research and development costs	-	-	-	-	45,442	-	45,442
Net loss for the period	-	-	-	-	-	(261,461)	(261,461)
Balance, March 31, 2019	2,000	2	12,942,309	1,294	5,752,629	(5,785,169)	(31,244)
Issuance of common stock for private placement	-	-	25,000	3	24,997	-	25,000
Stock option granted to non-employees as research and development costs	-	-	-	-	42,491	-	42,491
Net loss for the period	-	-	-	-	-	(217,583)	(217,583)
Balance, June 30, 2019	2,000	2	12,967,309	1,297	5,820,117	(6,002,752)	(181,336)
Shares issued for stock awards for business advisory services	-	-	25,000	2	40,248	-	40,250
Shares issued for stock awards to officers	-	-	37,500	4	49,121	-	49,125
Shares issued for services provided	-	-	50,000	5	74,495	-	74,500
Stock option granted to officers	-	-	-	-	53,307	-	53,307
Stock option granted to non-employees as research and development costs	-	-	-	-	38,753	-	38,753
Net loss for the period	-	-	-	-	-	(454,158)	(454,158)
Balance, September 30, 2019	2,000	$2	13,079,809	$1,308	$6,076,041	$(6,456,910)	$(379,559)

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019
(Unaudited)

	Series A Preferred Shares		Common Stock		Additional Paid-in	Accumulated	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2017	2,000	$2	12,404,910	$1,240	$1,611,711	$(1,592,680)	$20,273
Issuance of common stock for private placement	-	-	312,500	32	499,968	-	500,000
Warrants exercised associated with private placement	-	-	1,715	-	-	-	-
Shares issued for stock awards for business advisory services	-	-	10,000	1	27,999	-	28,000
Stock option granted to officers	-	-	-	-	353,430	-	353,430
Stock option granted to non-employees as research and development costs	-	-	-	-	27,975	-	27,975
Net loss for the period	-	-	-	-	-	(493,470)	(493,470)
Balance, March 31, 2018	2,000	$2	12,729,125	1,273	2,521,083	(2,086,150)	436,208
Shares issued for services provided	-	-	75,000	7	149,993	-	150,000
Stock option granted to officers	-	-	-	-	353,430	-	353,430
Stock option granted to non-employees as research and development costs	-	-	-	-	46,763	-	46,763
Net loss for the period	-	-	-	-	-	(688,643)	(688,643)
Balance, June 30, 2018	2,000	2	12,804,125	1,280	3,071,269	(2,774,793)	297,758
Issuance of common stock for private placement	-	-	22,728	3	24,997	-	25,000
Stock option granted to officers	-	-	-	-	353,430	-	353,430
Stock option granted to non-employees as research and development costs	-	-	-	-	48,078	-	48,078
Net loss for the period	-	-	-	-	-	(543,341)	(543,341)
Balance, September 30, 2018	2,000	$2	12,826,853	$1,283	$3,497,774	$(3,318,134)	$180,925

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.
 STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months ended September 30,
	2019	2018
Cash Flows From Operating Activities
Net loss	$(933,202)	$(1,725,454)
Adjustments to reconcile net loss to net cash (used by) operating activities:
Stock issued for advisory and consulting services	201,375	178,000
Stock options granted for research and development expense	126,686	122,816
Stock options granted for administrative expenses and advisory services	53,307	1,060,290
Accretion of debt discount	-	18,335
Change in derivative liabilities	7,629	(584)
Changes in operating assets and liabilities:
Prepaid expenses	19,269	(39,179)
Accounts payable and accrued liabilities	60,256	126
Accounts payable and accrued liabilities, related party	53,314	1,505
Net cash (used by) operating activities	(411,366)	(384,145)

Cash Flows From Investing Activities
Net cash provided from (used by) investing activities	-	-

Cash Flows From Financing Activities
Proceeds from private placements	65,000	525,000
Proceeds from short term advance, third party	100,000	-
Proceeds from demand loan, related party	50,000	-
Proceeds from related party advances	100,000	-
Net cash provided from financing activities	315,000	525,000

Increase (decrease) in cash and cash equivalents	(96,366)	140,855

Cash at beginning of period	143,862	57,767
Cash at end of period	$47,496	198,622

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
For nine months ended September 30, 2019 and 2018

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

The Company is an emerging biotechnology company developing advanced stem cell-based solutions to combat neuronal injuries with a laser focus on traumatic brain injuries ("TBIs") and concussions. To date, the Company has two product candidates for treating penetrating and non-penetrating (concussion-like) TBIs, both integrating proprietary, anti-brain inflammation synthetic hydrogel and modified mesenchymal stem cells ("MSCs").  QS100TM is an injury specific, 3D printable, implantable MSCs-synthetic hydrogel, to treat penetrating brain injuries and QS200TM is an injectable MSCs-synthetic hydrogel for the treatment of diffused injuries commonly referred to as concussions. The Company collaborates with universities and scientists in the fields of regenerative medicine, smart synthetic materials and 3D printable hydrogels to develop a treatment that integrates proprietary, engineered MSCs, synthetic hydrogels, 3D printable implant and a novel delivery system.

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

Reclassification: Certain amounts in prior periods have been reclassified to conform to the current presentation. A total of $45,691 and $122,816, respectively, for the three and nine months ended September 30, 2018, was reclassified from general and administrative expenses to research and development expenses. Such reclassification had no effect on the financial position, loss per share, operations or cash flows for the three and nine months ended September 30, 2018.

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
For nine months ended September 30, 2019 and 2018

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

Research and Development Costs: The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, "Research and Development". Research and development costs were $136,080 and $439,608 for the three and nine months ended September 30, 2019, respectively. Research and development costs were $150,569 and $360,586 for the three and nine months ended September 30, 2018, respectively.

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred. The Company incurred $190,362 and $7,907 in advertising and marketing costs during the three months ended September 30, 2019 and 2018, respectively.  The Company incurred $280,952 and $48,832 in advertising and marketing costs during the nine months ended September 30, 2019 and 2018, respectively.

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

Stock-Based Compensation and Other Share-Based Payments: The Company accounts for share-based compensation under the provisions of ASC 718, “Compensation-Stock Compensation”. Under the fair value recognition provisions, stock-based compensation expense is measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measured. Share-based compensation for all stock-based awards to employees and directors is recognized as an expense over the requisite service period, which is generally the vesting period. The Black-Scholes option valuation model is used to calculate fair value.

The Company accounts for stock compensation arrangements with non-employees in accordance with ASU 2018-07 which requires that such equity instruments are recorded at the value on the grant date.  For stock options granted to employees, directors, and non-employees, the fair value of the stock options is estimated using a Black-Scholes valuation model.
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

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
For nine months ended September 30, 2019 and 2018

Note 2 – Summary of Significant Accounting Policies (continued)

The following table provides a summary of the fair value of the Company's derivative liabilities as of September 30, 2019 and December 31, 2018:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of September 30, 2019:
Liabilities
Derivative liabilities	$-	$-	$44,456

As of December 31, 2018:
Liabilities
Derivative liabilities	$-	$-	$36,827

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

Potential common stock consists of the incremental common stock issuable upon the exercise of common stock warrants (using the if-converted method), convertible notes, classes of shares with conversion features, and stock awards and stock options. The computation of basic loss per share for the periods ended September 30, 2019 and December 31, 2018 excludes potentially dilutive securities of underlying share purchase warrants, convertible notes, stock options and preferred shares, because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted.

The table below reflects the potentially dilutive securities at each reporting period which have been excluded from the computation of diluted net loss per share:

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
For nine months ended September 30, 2019 and 2018

Note 2 – Summary of Significant Accounting Policies (continued)

	September 30, 2019	December 31, 2018
Stock purchase warrants	52,000	52,000
Research Warrants at 3% of issued and outstanding shares	392,394	386,170
Convertible Notes	37,690	27,864
Series A Preferred shares	700	700
Stock options vested	1,553,336	1,486,670
Stock options not yet vested	161,664	128,330
Total	2,197,784	2,081,734

New Accounting Pronouncements: Recent accounting pronouncements, other than below, issued by the Financial Accounting Standards Board ("FASB"), (including its EITF, the AICPA and the SEC, did not or are not believed by management to have a material effect on the Company's present or future financial statements.

In June 2018, an accounting update was issued by FASB to simplify the accounting for nonemployee share-based payment transactions resulting from expanding the scope of ASC Topic 718, "Compensation-Stock Compensation," to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of ASC Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that ASC Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards. The amendments also clarify that ASC Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC Topic 606, Revenue from Contracts with Customers. The Company has implemented this accounting pronouncement.

Note 3 – Going Concern

The Company has experienced net losses to date, and it has not generated revenue from operations.  While the Company raised proceeds during fiscal 2018 and during the nine months of 2019, it does not believe its resources will be sufficient to meet its operating and capital needs beyond the fourth quarter of fiscal 2019. The Company expects it will require additional capital to fully implement the scope of its proposed business operations, which raises substantial doubt about its ability to continue as a going concern.  The Company will have to continue to rely on equity and debt financing. There can be no assurance that financing, whether debt or equity, will always be available to the Company in the amount required at any particular time or for any particular period or, if available, that it can be obtained on favorable terms.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amount and classification of liabilities that might cause results from this uncertainty.

Note 4 – Convertible Note – Related Party and Derivative Liabilities

On September 1, 2016, the Company entered into a convertible debenture agreement with CubeSquare, LLC ("CubeSquare"). The Company’s Chief Executive Officer is the managing partner and its President is a 25% owner of CubeSquare. The Company received proceeds of $10,000 during fiscal 2016 ("Note 1"). The note bears interest at 8% per annum and was due on September 1, 2017. Any portion of the loan and unpaid interest is payable in cash or convertible at any time at the option of

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
For nine months ended September 30, 2019 and 2018

Note 4 – Convertible Note – Related Party and Derivative Liabilities (continued)

CubeSquare into shares of common stock of the Company at a conversion price equal to (i) the greater of a discountof 75% to $0.25 per share or $0.0625 per share if the Company's shares are not trading on a public market; and (ii) if the shares are listed for trading on a public market a 50% discount to the average of the five lowest trading prices during the previous twenty trading days prior to the date of the notice of conversion.

On September 28, 2017, the Company and CubeSquare amended Note 1 to extend the maturity date from September 1, 2017 to September 1, 2018; on September 9, 2018, the Company further amended Note 1 to extend the maturity date to September 1, 2019; and on September 1, 2019, the Company further amended Note 1 to extend the maturity date to September 1, 2020, under the same terms and conditions.

On September 27, 2017, the Company entered into a second convertible debenture agreement with CubeSquare under which the Company received proceeds of $15,000 (Note 2). Note 2 bears interest at 8% per annum and is due on September 27, 2018. Interest shall accrue from September 27, 2017 and shall be payable on maturity.   Any portion of the principal and unpaid interest under the note is convertible at any time at the option of CubeSquare into shares of common stock of the Company at a conversion price equal to a 50% discount to the average of the five lowest trading prices during the previous twenty trading days prior to the date of the notice of conversion.

On September 9, 2018, Note 2 was amended to extend the maturity date until September 27, 2019. On September 27, 2019, Note 2 was amended to extend the maturity date until September 27, 2020.

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

The carrying value of these convertible notes is as follows:

	September 30, 2019	December 31, 2018
Face value of certain convertible notes	$25,000	$25,000
Less: unamortized discount	-	-
Carrying value	$25,000	$25,000

As a result of the application of ASC No. 815 in the periods ended September 30, 2019 and December 31, 2018 the fair value of the conversion feature is summarized as follows:

Balance at December 31, 2017	$31,090
Derivative addition associated with convertible notes	-
Change in fair value	5,737
Balance at December 31, 2018	36,827
Change in fair value	7,629
Balance at September 30, 2019	$44,456

The fair value at the commitment and re-measurement dates for the Company's derivative liabilities were based upon the following management assumptions as of September 30, 2019 and commitment date:

 QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
For nine months ended September 30, 2019 and 2018

Note 4 – Convertible Note – Related Party and Derivative Liabilities (continued)

	Commitment Date	September 30, 2019	December 31, 2018
Expected dividends	0	0	0
Expected volatility	101% ~103%	206.53% ~ 214.23%	64% ~ 65%
Expected term	0.92 ~ 1 year	0.92 ~ 0.99 year	0.67 ~ 0.74 year
Risk free interest rate	1.33%	1.75%	2.60%

Note 5 – Unsecured Short-Term Advance from Third Party

On June 20, 2019, the Company received $100,000 from a third party in the form of an unsecured, demand, non-interest bearing, short term advance to meet its operating needs. The advance remains outstanding at September 30, 2019.

Note 6 – Related Party Transactions

(1)	Demand Loan from related party

On May 1, 2019, the Company issued a promissory note (the "Note") to CubeSquare in the principal amount of $50,000. The Note bears interest at the rate of 8% per annum and is due and payable by the Company upon demand from CubeSquare.

(2)	Advances from Related Parties

On August 1, 2019, the Company received $50,000 from Jonah Meer, its Chief Executive Officer, in the form of an unsecured, demand, non-interest bearing, short term advance to help meet its operating needs.

On August 20, 2019, the Company received $50,000 from Ido Merfeld, President and a Director, in the form of an unsecured, demand, non-interest bearing, short term advance to help meet its operating needs.

(3)	Commitment

On June 25, 2019, the Company entered into a term sheet ("Term Sheet") with John N. Bonfiglio, PhD ("Bonfiglio") pursuant to which Dr. Bonfiglio will serve as the Company's chief operating officer, effective July 1, 2019. As compensation Dr. Bonfiglio was granted (i) 50,000 shares of common stock of the Company, 37,500 of which shares  vested upon issuance on July 1, 2019 and 12,500 of which shares will vest on the earlier of (i) January 1, 2020 and (ii) the date the Company raises equity capital of $500,000 as described in the Term Sheet, provided Dr. Bonfiglio is in the employ of the Company on such date. The Term Sheet also provides for the grant of a three-year stock option to purchase 100,000 shares of common stock at an exercise price of $2.00 per share, 50,000 of which shares will vest upon grant and 25,000 shares will vest on each of July 1, 2020 and July 1, 2021, provided Dr. Bonfiglio is in the employ of the Company on such dates and further provided that if the Company raises equity capital of $1.5 million before December 31, 2019, unvested shares subject to the option will immediately vest and become exercisable, so long as Dr. Bonfiglio is in the Company's employ on such date.

If the Company raises equity capital of $1.5 million by April 1, 2020, Dr. Bonfiglio will be appointed to the Company's board of directors. In addition, Dr. Bonfiglio will be entitled to a salary of $12,000 per month which will be deferred and payable at the rate of 5% of equity capital raised by the Company up to $12,000 per month.

The Term Sheet may be terminated by either party if by October 31, 2019, the Company has not raised equity capital of $750,000 and thereafter by either party upon 30 days' prior notice. The Company may also terminate the Term Sheet for willful misconduct.

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
For nine months ended September 30, 2019 and 2018

Note 6 – Related Party Transactions (continued)

During the nine-month period ended September 30, 2019, fees incurred as general and administrative expenses relative to the aforementioned contract were as follows:

Stock option	$53,307
Stock award	49,125
Services fees	36,000
$138,432

(4)	Others

During the nine-month period ended September 30, 2019, Jonah Meer, the Chief Executive Officer, made payments to various vendors in the accumulated amount of $14,155.  The balance of $14,155 is reflected in accounts payable, related party.

Note 7 – License and Research Funding Agreements

On December 14, 2016, the Company entered into a license agreement with Ariel (the “License Agreement”) under which the Company paid Ariel $100,000 to fund research for 12 months (with an option to extend such research financing and research period). In consideration therefore, the Company received an exclusive worldwide royalty-bearing license in Ariel patents and know-how to develop and commercialize products based on or incorporating coral-based conditioned medium for neuronal tissue regeneration and/or repair, resulting from Ariel's research or technology or the Company's research funding in accordance with milestones set forth in the Agreement.

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

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
For nine months ended September 30, 2019 and 2018

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

On July 12, 2018, the Company entered into a one-year sponsored research agreement (the “Sponsored Research Agreement”) with the Trustees of Dartmouth College (“Dartmouth”) pursuant to which the Company will support and fund the cost of research conducted by Dartmouth of mutual interest to the parties in accordance with the Agreement.  Intellectual property invented or developed solely by a party shall be owned by such party and intellectual property jointly invented or developed shall be jointly owned.  Dartmouth shall retain an irrevocable worldwide right to use intellectual property owned by it resulting from its research under the Agreement on a non-exclusive royalty-free basis for research and education purposes. The Agreement may be terminated earlier than one year upon written agreement of the parties, a material breach which is not cured within 30 days of notice thereof, if Professor Ke no longer conducts the research under the Agreement and a successor acceptable to both parties is not available, or in the event of an unauthorized assignment of the Company's rights and obligations under the Agreement.  On November 4, 2019, the parties entered into an amendment to the Sponsored Research Agreement to extend the term of the Agreement through July 14, 2020.

Note 8 – Intellectual Property License Agreement

On October 2, 2019, the Company entered into an Intellectual Property License Agreement (the “Agreement”) with the Trustees of Dartmouth College (“Dartmouth”) pursuant to which, effective September 3, 2019 (the Effective Date”), Dartmouth granted the Company an exclusive world-wide license under the patent application entitled “Mechanically Interlocked Molecules-based Materials for 3D Printing” in the field of human and animal health and certain additional patent rights to use and commercialize licensed products and services. The license grant includes the right of the Company to sublicense to third parties subject to the terms of the Agreement. Dartmouth has reserved certain rights in its intellectual property for educational and research purposes.

As consideration for the license grant, the Company will pay Dartmouth: (i) a license issue fee of $25,000; (ii) an annual license maintenance fee of $25,000, commencing on the first anniversary of the Effective Date until the date of the first commercial sale of a licensed product or service; (iii) an earned royalty of 2% of net sales (as defined in the Agreement) of licensed products and services by the Company or a  sublicensee; (v)15% of all consideration received by the Company under a sublicense; and (vi) beginning as of the date of the first commercial sale, an annual minimum royalty payment of $500,000 in the first calendar year after the first commercial sale, $1,000,000 in the second calendar year, and $2,000,000 in the third calendar year and each year thereafter.

The Company will also reimburse Dartmouth for all patent preparation, filing, maintenance and defense costs.

Under the Agreement, the Company must diligently proceed with the development, manufacture and sale of licensed products and licensed services, including funding at least $1,000,000 of research in each calendar year beginning in 2019 and ending with the first commercial sale of a licensed product; filing an IND/BLA (or equivalent) with the FDA or a comparable European regulatory agency before the four-year anniversary of the Effective Date, make the first commercial sale of a licensed product

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
For nine months ended September 30, 2019 and 2018

Note 8 – Intellectual Property License Agreement (continued)

before the twelve-year anniversary of the Effective Date and achieve annual net sales of at least $50,000,000 by 2033. If the Company fails to perform any of these obligations, Dartmouth has the option to terminate the Agreement or change the exclusive license to a nonexclusive license. Failure to timely make any payment due under the Agreement will result in interest charges to the Company of the lower of 10% per year or the maximum amount of interest allowable by applicable law.

The Agreement may be terminated by Dartmouth if the Company is in material breach of the Agreement which is not cured after 30 days of notice thereof or if the Company becomes insolvent. Dartmouth may terminate the Agreement if the Company challenges a Dartmouth patent or does not terminate a sublicensee that challenges a Dartmouth patent, except in response to a valid court or governmental order. The Company may terminate the Agreement at any time upon six months written notice to Dartmouth.

If the Company or any sublicensee or affiliate institutes or participates in a licensed patent challenge, the then current earned royalty rate for licensed products covered by Dartmouth patents will automatically be increased to three times the then current earned royalty rate.

The Agreement also includes indemnification and insurance requirements by the Company and customary confidentiality provisions.

The Company recorded the $25,000 license fee under prepaid expenses, which amount shall be expensed ratably over the initial one-year term of the Agreement.

Note 9 – Commitments

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

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
For nine months ended September 30, 2019 and 2018

Note 9 – Commitments (continued)

(1)	Service Agreement with Ariel Scientific Innovations Ltd. (cont’d)

During the nine months ended September 30, 2019 and 2018, $26,594 and $49,885 were expensed, respectively, and the remaining $7,187 (December 31, 2018 - $16,531), which amount is reflected on the Company's balance sheets as prepaid expenses, will be expensed in a subsequent period.

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

During the nine months ended September 30, 2019 and 2018, $27,440 and $24,010 were expensed, respectively, and the remaining $0 (December 31, 2018 - $6,860), which amount is reflected on the Company's balance sheets as prepaid expenses, will be expensed in a subsequent period.

(3)	Science Advisory Board Member Consulting Agreements (the " Consulting Agreements")

As part of its ongoing program of research and development, the Company has retained distinguished scientists and other qualified individuals to advise the Company with respect to its technology and business strategy and to assist it in the research, development and analysis of the Company's technology and products. In furtherance thereof, the Company has retained certain Advisors as members of its Scientific Advisory Board and Business Advisory Board as described below, and the Company and Advisors have entered into Consulting Agreements with the following terms and conditions:

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

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
For nine months ended September 30, 2019 and 2018

Note 9 – Commitments (continued)

On November 15, 2017, the Company entered into Consulting Agreements with three Advisors under the terms of which two Advisors are granted an option to purchase 20,000 shares of common stock and one Advisor was granted an option to purchase 30,000 shares of common stock under the 2016 Stock Option and Award Plan subject to certain vesting terms.

On April 16, 2018, the Company entered into a Consulting Agreement with an Advisor to serve on the Company's Scientific Advisory Board under the terms of which the Advisor was  granted an option to purchase 30,000 shares of common stock under the 2016 Stock Option and Award Plan subject to certain vesting terms.

On August 15, 2018, the Company entered into a Consulting Agreement with an Advisor under the terms of which the Company granted an option to purchase 20,000 shares of common stock under the 2016 Stock Option and Award Plan subject to certain vesting terms.

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

On September 18, 2019, the Company entered into a one-year advisory board member consulting agreement with Derrick Chambers under which Mr. Chambers will serve on the Company's Advisory Board as a business advisor. The Advisory Board Agreement will automatically renew for up to two additional one-year periods, unless earlier terminated by either party upon 30 days' prior written notice to the other party. In consideration for serving on the Advisory Board, the Company awarded 25,000 shares of its common stock to Mr. Chambers under its 2016 Stock Option and Stock Award Plan, which shares were fully vested and recorded as advisory services on issuance.

(5)	Investor Relations Agreement

On April 23, 2018, the Company entered into a six-month investor relations agreement with an investor relations firm for a monthly consulting fee of $5,000 and the issuance of 75,000 shares of common stock payable on signing the agreement. On June 23, 2018, the Company gave notice of rescission of the agreement to such firm. As a result, the Company has not recorded any fees for services rendered past June 23, 2018.  A total of $10,000 representing April 2018 and May 2018 monthly consulting fees is reflected in the statement of operations and a total of $150,000, the fair market value of the issued shares, was expensed on issue.

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

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
For nine months ended September 30, 2019 and 2018

Note 9 – Commitments (continued)

(6)	Sponsored Research Agreement (Cont’d)

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

On November 4, 2019, the parties entered into an amendment to the Sponsored Research Agreement to extend the term of the Agreement through July 14, 2020.
During the nine months ended September 30, 2019 and 2018, $45,366 and $9,073 were expensed, respectively, and the remaining $0 (December 31, 2018 - $27,220), which amount is reflected on the Company's balance sheets as prepaid expenses, was expensed in the applicable period.

(7)	Investor Relations Agreement

On August 8, 2019, the Company entered into a six-month services agreement with PCG Advisory, Inc. ("PCG") under which agreement PCG will provide investor relations and capital market advisory services to the Company. In consideration therefor, the Company will pay PCG a monthly cash fee of $5,000 ($2,500 of which will be deferred until the Company raises at least $300,000 in a financing) and  issued 50,000 shares of its common stock on August 8, 2019.After the initial six-month term, the agreement will automatically renew on a month-to-month basis unless either party notifies the other of its desire to terminate the agreement or by the Company if PCG fails to comply with securities laws, makes an untrue statement of material facts or omits to state any material fact in connection with an investment in the Company or breaches a representation, warranty or covenant in the agreement.

Note 10 – Stock Plan

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

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
For nine months ended September 30, 2019 and 2018

Note 10 – Stock Plan (continued)

Stock Awards:

On December 14, 2016, the Board awarded to each of Prof. Danny Baranes, a Science Advisor, and Dr. Liat Hammer, a former Science Advisor, a total of 440,000 shares of common stock of which 150,000 shares vested on December 14, 2016 and 145,000 shares vested on December 14, 2017. The balance of 145,000 shares did not vest as the nature of such services in such capacities were no longer provided to the Company.

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

In connection with the Term Sheet, on July 1, 2019, Dr. Bonfiglio was granted (i) 50,000 shares of common stock of the Company, 37,500 of which shares vested upon issuance on July 1, 2019 and 12,500 of which shares will vest on the earlier of (i) January 1, 2020 and (ii) the date the Company raises equity capital of $500,000, provided Dr. Bonfiglio is in the employ of the Company on such date.

On September 18, 2019, the Company awarded 25,000 shares of common stock to Derrick Chambers, a member of its advisory board, under its 2016 Stock Option and Stock Award Plan, which shares were fully vested and recorded as advisory services on issuance.

	September 30,	September 30,
	2019	2018
Number of shares vested in period	92,500	10,000
Weighted average fair market value per share	$1.37	$2.8
Stock based compensation recognized	$126,875	$28,000

Stock Options:

(a)	Stock Options granted to Science Advisors:

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

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
For nine months ended September 30, 2019 and 2018

Note 10 – Stock Plan (continued)

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

The following table is the recognized compensation in respect of the above stock option compensation ((a) and (b)) which amount has been allocated as below:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2019	2018	2019	2018

Research and development expenses	$38,753	$48,078	$126,686	$122,816

As of September 30, 2019, total unrecognized compensation remaining to be recognized in future periods totaled $71,402.

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
For nine months ended September 30, 2019 and 2018

Note 10 – Stock Plan (continued)

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

On June 25, 2019, the Company entered appointed John N. Bonfiglio, PhD as its chief operating officer, effective July 1, 2019. As compensation Dr. Bonfiglio was granted a three-year stock option to purchase 100,000 shares of common stock at an exercise price of $2.00 per share, 50,000 of which shares will vest upon grant and 25,000 shares will vest on each of July 1, 2020 and July 1, 2021, provided Dr. Bonfiglio is in the employ of the Company on such dates and further provided that if the Company raises equity capital of $1.5 million before December 31, 2019, unvested shares subject to the option will immediately vest and become exercisable, so long as Dr. Bonfiglio is in the Company's employ on such date.

The following table is the recognized compensation in respect of the above stock option compensation, which amounts have been allocated as general and administrative expenses:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2019	2018	2019	2018

General and administrative expenses	$53,307	$353,430	$53,307	$1,060,290

As of September 30, 2019, total unrecognized compensation remaining to be recognized in future periods totaled $36,473.

The fair value of each option award referenced above is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions at the measurement date(s):

Measurement date
Dividend yield	0%
Expected volatility	114.69 ~ 129.08%
Risk-free interest rate	1.79% ~ 2.68%
Expected life (years)	3 ~ 5
Stock Price	$1.31 ~ 2.80
Exercise Price	$0.40 ~ 2.00

A summary of the activity for the Company's stock options at September 30, 2019 and December 31, 2018, is as follows:

	September 30, 2019		December 31, 2018
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	1,615,000	$1.97	670,000	$1.93
Granted	100,000	$2	945,000	$2.00
Exercised	-	$-	-	$-
Canceled	-	$-	-	$-
Outstanding, end of period	1,715,000	$1.97	1,615,000	$1.97
Options exercisable, end of period	1,553,336	$1.98	1,486,670	$1.98
Options expected to vest, end of period	161,664	$1.85	128,330	$1.81
Weighted average fair value of options granted		$2.12		$2.19

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
For nine months ended September 30, 2019 and 2018

Note 11 – Capital Stock

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

There was a total of 2,000 shares of Series A Preferred Stock issued and outstanding as of September 30, 2019 and December 31, 2018.

Common Stock

Common Stock issuances during the nine months ended September 30, 2019

During the nine months ended September 30, 2019, the Company sold an aggregate of 65,000 shares of its common stock to investors and received aggregate proceeds of $65,000 pursuant to subscription agreements in private offerings. The proceeds will be used for research and general corporate purposes.

On January 28, 2019, the Company issued 30,000 shares for advisory services (Note 9(4)). The shares were valued at fair market value on the date of issuance for a total of $37,500 or $1.25 per share.

On July 1, 2019, the Company issued 37,500 shares to its Chief Operating Officer (Note 6(3)). The shares were valued at fair market value on the date of issuance for a total of $49,125 or $1.31 per share.

On August 8, 2019, the Company issued 50,000 shares for advisory services (Note 9(7)). The shares were valued at fair market value on the date of issuance for a total of $74,500 or $1.49 per share.

On September 18, 2019, the Company issued 25,000 shares for advisory services (Note 10). The shares were valued at fair market value on the date of issuance for a total of $40,250 or $1.61 per share.

There was a total of 13,079,809 and 12,872,309 shares of common stock issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
For nine months ended September 30, 2019 and 2018

Note 11 – Capital Stock (continued)

Share Purchase Warrants

As of September 30, 2019, and December 31, 2018, the following common stock purchase warrants were outstanding:

	Warrants (1)		Weighted Average Exercise Price
Outstanding – December 31, 2017	54,000		0.40
Granted	-		-
Forfeited/Canceled	-		-
Exercised	(2,000)	(2)	0.40
Outstanding – December 31, 2018	52,000		0.40
Granted	-		-
Forfeited/Canceled	-		-
Exercised	-		-
Outstanding – September 30, 2019	52,000		$0.40

(1) Each two shares of common stock purchased in a private placement offering included one warrant to purchase an additional share of common stock at an exercise price of $0.40.

(2) During the year ended December 31, 2018, investors exercised warrants to purchase an aggregate of 2,000 shares of common stock and received 1,715 shares for exercises on a cashless basis.

The weighted average remaining contractual term is 0.25 years.

In accordance with authoritative accounting guidance, the fair value of the outstanding common stock purchase warrants was calculated using the Black-Scholes option-pricing model with the following assumptions at the measurement date(s):

Measurement date
Dividend yield	0%
Expected volatility	97.90~119.33%
Risk-free interest rate	1.47~1.60%
Expected life (years)	2.71~2.92
Stock Price	$0.25
Exercise Price	$0.40

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
For nine months ended September 30, 2019 and 2018

Note 12 – Subsequent Events

The Company has evaluated subsequent events from September 30, 2019 through the date these financial statements were issued and determined there are no additional events requiring disclosure.
On November 4, 2019, the Company and Dartmouth entered in the First Amendment to the Sponsored Research Agreement to extend the term of the Agreement and provide for an additional year of funding through July 14, 2020.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This Quarterly Report on Form 10-Q contains predictions, estimates and other forward-looking statements relating to future events or our future financial performance. In some cases, you   can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors  including the risks set forth in the section entitled "Risk Factors" in our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1, as filed with the Securities and Exchange Commission (the "SEC") on March 15, 2018, that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements for the nine months ended September 30, 2019 and the notes thereto appearing elsewhere in this Report and the Company's audited financial statements for the fiscal year ended December 31, 2018, as filed with the SEC in its Annual Report on Form 10-K on March 25, 2019, along with the accompanying notes. As used in this Quarterly Report, the terms "we", "us", "our", and the "Company" means BioLabMart Inc. prior to August 8, 2017 and Qrons Inc. since August 8, 2017.

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

To date, the Company has two product candidates for treating penetrating and non-penetrating (concussion-like) TBIs, both integrating proprietary, anti-brain inflammation synthetic hydrogel and modified mesenchymal stem cells ("MSCs").  QS100TM is an injury specific, 3D printable, implantable MSCs-synthetic hydrogel, to treat penetrating brain injuries and QS200TM is an injectable MSCs-synthetic hydrogel for the treatment of diffused injuries commonly referred to as concussions.

As described below, while continuing research under the Company's sponsored research agreement (the "Sponsored Research Agreement") with the Trustees of Dartmouth College ("Dartmouth") to develop innovative 3D printable, biocompatible advanced materials, the Company entered into an intellectual property license agreement (the “Intellectual Property Agreement”) with Dartmouth pursuant to which Dartmouth granted the Company an exclusive worldwide, royalty bearing license for such 3D printable materials in the field of human and animal health and certain additional patent rights to use and commercialize licensed products and services.

In addition, the Company is engaged in laboratory research relating to neuronal tissue regeneration and/or repair in Israel in connection with service agreements with Ariel University R&D Co., Ltd., now known as Ariel Scientific Innovations Ltd., a wholly owned subsidiary of Ariel University, in Ariel, Israel ("Ariel").

The Company has relied primarily on its two co-founders, Jonah Meer, Chief Executive Officer, and Ido Merfeld, President, who are its sole directors to manage its day-to-day business. Effective July 1, 2019, the Company appointed John N. Bonfiglio as its Chief Operating Officer.  The Company currently outsources all professional services to third parties in an effort to maintain lower operational costs.

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

Intellectual Property Agreement with Dartmouth

Pursuant to an option agreement with Dartmouth entered into on October 17, 2017, on October 2, 2019 the Company entered into the Intellectual Property Agreement pursuant to which, effective September 3, 2019 (the Effective Date”), Dartmouth granted the Company an exclusive world-wide license under the patent application entitled “Mechanically Interlocked Molecules-based Materials for 3D Printing” in the field of human and animal health and certain additional patent rights to use and commercialize licensed products and services. The license grant includes the right of the Company to sublicense to third parties subject to the terms of the Agreement.

The Company will pay Dartmouth: (i) a $25,000 license issue fee; (ii) an annual license maintenance fee of $25,000, commencing on the first anniversary of the Effective Date until the first commercial sale of a licensed product or service; (iii) an earned royalty of 2% of net sales (as defined in the Agreement) of licensed products and services by the Company or a sublicensee; (iv) 15% of consideration received by the Company under a sublicense; and (v) beginning as of the first commercial sale, an annual minimum royalty payment of $500,000 in the first calendar year after the first commercial sale, $1,000,000 in the second calendar year, and $2,000,000 in the third calendar year and each year thereafter. The Company will also reimburse Dartmouth for all patent preparation, filing, maintenance and defense costs.

Under the Agreement, the Company must diligently proceed with the development, manufacture and sale of licensed products and licensed services, including funding at least $1,000,000 of research in each calendar year beginning in 2019 and ending with the first commercial sale of a licensed product; filing an IND/BLA (or equivalent) with the FDA or a comparable European regulatory agency before the four-year anniversary of the Effective Date, make the first commercial sale of a licensed product before the twelve-year anniversary of the Effective Date and achieve annual net sales of at least $50,000,000 by 2033. If the Company fails to perform any of these obligations, Dartmouth has the option to terminate the Agreement or change the exclusive license to a nonexclusive license.

Failure to timely make any payment due under the Agreement will result in interest charges to the Company of the lower of 10% per year or the maximum amount of interest allowable by applicable law.

The Agreement may be terminated by Dartmouth if the Company is in material breach of the Agreement which is not cured after 30 days of notice thereof or if the Company becomes insolvent. Dartmouth may terminate the Agreement if the Company challenges a Dartmouth patent or does not terminate a sublicensee that challenges a Dartmouth patent, except in response to a valid court or governmental order. The Company may terminate the Agreement at any time upon six months written notice to Dartmouth.

If the Company or any sublicensee or affiliate institutes or participates in a licensed patent challenge, the then current earned royalty rate for licensed products covered by Dartmouth patents will automatically be increased to three times the then current earned royalty rate.

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

The Sponsored Research Agreement may be terminated earlier than one year upon written agreement of the parties, a material breach which is not cured within 30 days of notice thereof, if Professor Ke no longer conducts the research under the Agreement and a successor acceptable to both parties is not available, or in the event of an unauthorized assignment of the Company's rights and obligations under the Agreement.  On November 4, 2019, the Company and Dartmouth entered in the First Amendment to the Sponsored Research Agreement to extend the term of the Agreement and provide for an additional year of funding through July 14, 2020.
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

Results of Operations

Three Months Ended September 30, 2019 and September 30, 2018

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future.

Net Loss

Our net loss for the three months ended September 30, 2019 and 2018 is as follows:

	For Three Months Ended
	September 30,
	2019	2018

Net sales	$-	$-

Operating expenses:
Research and development expenses	136,080	150,469
Professional fees	14,928	6,300
General and administrative expenses	308,735	377,545
Total operating expenses	459,743	534,314

Income (loss) from operations	(459,743)	(534,314)

Other income (expense)
Interest expense	(1,243)	(6,048)
Change in derivative liabilities	6,828	(2,979
Total other income (expense)	5,585	(9,027)

Net (loss)	$(454,158)	(543,341)

Operating Expenses

Total operating expenses for the three months ended September 30, 2019 were $459,743 compared to total operating expenses of $534,314 for the three months ended September 30, 2018. During the three months ended September 30, 2019, the Company incurred $136,080 of research and development expenses which included payroll of $59,012, service fees related to certain research and development agreements of $57,670, fees associated with a sponsored research agreement of $9,073, legal and filing fees related to patents of $2,263, purchases of expendable lab supplies and equipment of $5,979 and technology licensing fees of $2,083, compared to $150,469  of research and development expenses which included payroll of $34,563, service fees related to certain research and development agreements of $71,757, fees associated with a sponsored research agreement of $9,073, legal and filing fees related to patents of $710, publication and software fees of $2,163 and purchases of expendable lab supplies and equipment of $32,203. The Company incurred general and administrative expenses of $308,735 for the three months ended September 30, 2019 compared to general and administrative expenses of $377,545 for the three months ended September 30, 2018. The substantial decrease in general and administrative expense during the three months ended September 30, 2019 was primarily due to a decrease in stock-based compensation costs for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Professional fees were $14,928 for the three months ended September 30, 2019, which reflect an increase in legal fees as a result of certain specialized contract and tax advice received compared to professional fees of $6,300 during the three months ended September 30, 2018. Other income in the three months ended September 30, 2019 was $5,585 and included a gain of $6,828 as a result of the change in value of our derivative liabilities and interest expense of $1,243. Other expense was $9,027 in the three months ended September 30, 2018, which represents a loss of $2,979 as a result of the change in value of our derivative liabilities and interest expense of $6,048, including accretion of our convertible notes of $5,541.

We had a net loss of $454,158 in the three months ended September 30, 2019 compared to a net loss of $543,341 in the three months ended September 30, 2018.

Nine Months Ended September 30, 2019 and September 30, 2018

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future.

Net Loss

Our net loss for the nine months ended September 30, 2019 and 2018 is as follows:

	For Nine Months Ended
	September 30,
	2019	2018

Net sales	$-	$-

Operating expenses:
Research and development expenses	439,608	360,586
Professional fees	58,154	35,449
General and administrative expenses	424,652	1,310,164
Total operating expenses	922,414	1,706,199

Income (loss) from operations	(922,414)	(1,706,199)

Other income (expense)
Interest expense	(3,159)	(19,839)
Change in derivative liabilities	(7,629)	584
Total Other income (expense)	(10,788)	(19,255)

Net (loss)	$(933,202)	(1,725,454)

Operating Expenses

Total operating expenses for the nine months ended September 30, 2019 were $922,414 compared to total operating expenses of $1,706,199 for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, the Company incurred $439,608 of research and development expenses which included payroll of $166,074, service fees related to certain research and development agreements of $180,720, fees associated with a sponsored research agreement of $45,366, legal and filing fees related to patents of $21,760, software fees of $1,374, technology licensing fees of $2,083 and purchases of expendable lab supplies and equipment of $22,231, compared to research and development expenses of $360,586, which included payroll of $88,856, service fees related to certain research and development agreements of $186,983, fees associated with a sponsored research agreement of $9,073, legal and filing fees related to patents of $21,566, publication and software fees of $4,910 and purchases of expendable lab supplies and equipment of $49,198 during the nine months ended September 30, 2018. The Company incurred general and administrative expenses of $424,652 for the nine months ended September 30, 2019 compared to general and administrative expenses of $1,310,164 for the nine months ended September 30, 2018. The substantial decrease in general and administrative expense during the nine months ended September 30, 2019 was primarily due to stock-based compensation costs of $1,060,290 related to the issuance of stock options to our officers and certain advisors  during the nine months ended September 30, 2018, with only $53,307 in stock-based compensation to our officers and advisors in the nine months ended September 30, 2019.  Professional fees were $58,154 for the nine months ended September 30, 2019 compared to professional fees of $35,449 during the nine months ended September 30, 2018, the increase in fees in the current nine months resulting in certain specialized contract and tax advice. Other expense in the nine months ended September 30, 2019 included a loss of $7,629 as a result of the change in value of our derivative liabilities and interest expense of $3,159. Other expense was $19,255 in the nine months ended September 30, 2018, which represents a gain of $584 as a result of the change in value of our derivative liabilities and interest expense of $19,839, including accretion of our convertible notes of $18,335.

We had a net loss of $933,202 in the nine months ended September 30, 2019 compared to a net loss of $1,725,454 in the nine months ended September 30, 2018.

Liquidity and Capital Resources

As of September 30, 2019, we had cash of $47,496. We are in the early stage of development and have experienced net losses to date and have not generated revenue from operations which raises substantial doubt about our ability to continue as a going concern. There are a number of conditions that we must satisfy before we will be able to commercialize potential products and generate revenue, including successful development of product candidates, which includes clinical trials, FDA approval, demonstration of effectiveness sufficient to generate commercial orders by customers, establishing production capabilities as well as effective marketing and sales capabilities for our product. We do not currently have sufficient resources to accomplish any of these conditions necessary for us to generate revenue and currently expect to incur increasing operating expenses. We will require substantial additional funds for operations, the service of debt and to fund our business objectives. We will have to continue to rely on equity and debt financing. There can be no assurance that financing, whether debt or equity, will always be available to us in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms favorable to us.

The Company raised an aggregate of $281,000 between November 2, 2016 and January 27, 2017 from 37 accredited investors and an aggregate of $575,000 during 2018 from accredited investors in private placement offerings under Regulation D and Regulation S under the Securities Act of 1933, as amended, respectively. The Company raised an additional $65,000 from accredited investors in private offerings in 2019. Additionally, on May 1, 2019, CubeSquare, LLC, a Delaware limited liability company whose managing member is Jonah Meer, our Chief Executive Officer and which is 25% owned by Ido Merfeld, our President, loaned the Company $50,000 pursuant to a demand promissory note which accrues interest at 8% per annum. On June 20, 2019, the Company received $100,000 from a third party in the form of an unsecured, demand, non-interest bearing, short term advance to meet its ongoing operating needs. On August 1, 2019, Jonah Meer, our Chief Executive Officer provided a demand, short-term advance of $50,000 and on August 20, 2019, Ido Merfeld, our President, provided a demand, short-term advance of $50,000 to the Company to meet ongoing operating needs. However, without additional financing, we do not believe our resources will be sufficient to meet our operating and capital needs beyond the fourth quarter of 2019.

Working Capital

	September 30, 2019	December 31, 2018
Current Assets	$80,212	$195,847
Current Liabilities	459,771	88,572
Working Capital (deficiency)	$(379,559)	$107,275

Cash Flows

	At September 30, 2019	At September 30, 2018
Net cash (used in) operating activities	$(411,366)	$(384,145)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	$315,000	$525,000
Net increase (decrease) in cash during period	(96,366)	140,855

Operating Activities

Net cash used in operating activities was $411,366 for the nine months ended September 30, 2019 compared to $384,145 for the nine months ended September 30, 2018.  Cash used in operating activities for the nine months ended September 30, 2019 was primarily the result of our net loss, offset by non-cash items including compensation in the form of stock options for research and development expense totaling $126,686, stock options recorded as advisory and consulting services of $201,375, stock options granted for administrative and advisory services of $53,307 and changes to our operating assets and liabilities including a decrease to prepaid expenses and increases to our accounts payable and accounts payable – related parties.  Cash used in the nine months ended September 30, 2018 was primarily the result of our net loss, offset by non-cash items including compensation in the form of stock options for research and development expense totaling $122,816, stock awards totaling $28,000, and stock-based compensation of $150,000 related to shares issued under the terms of an investor relations agreement, stock options recorded as administrative and advisory expenses totaling 1,060,290, and changes to our operating assets and liabilities including an increase to prepaid expenses and increases to our accounts payable and accounts payable-related parties. In the nine months ended September 30, 2018, we also recorded $18,335 as the non-cash accretion of the debt discount related to certain convertible notes.

Investing Activities

There were no investing activities during the nine months ended September 30, 2019 and September 30, 2018.

Financing Activities

Net cash provided by financing activities was $315,000 for the nine months ended September 30, 2019 compared to $525,000 for the nine months ended September 30, 2018. We received proceeds from private placement offerings totaling $65,000 in the nine months ended September 30, 2019 as compared to $525,000 in the nine months ended September 30, 2018. During the nine months ended September 30, 2019 we received $50,000 in proceeds from related parties in the form of a demand loan, $100,000 as a short-term advance from a third party and $100,000 as short-term advances from our officers with no comparative transactions during the nine months ended September 30, 2018.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of September 30, 2019, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our disclosure controls and procedures are not effective for the following reasons: (i) there is an inadequate segregation of duties consistent with control objectives as management is comprised of only two persons, one of which is the Company's principal executive officer and principal financial officer and, (ii) the Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

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

On August 8, 2019, we issued 50,000 shares of common stock to an investor relations firm pursuant to a services agreement.

On September 18, 2019, we issued 25,000 shares of common stock to Derrick Chambers for serving on our Advisory Board.

The above issuances did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe is exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

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

QRONS INC.

Date: November 14, 2019	By:	/s/Jonah Meer
Name: Jonah Meer
Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)