Form 10-K
period 2019-12-31
Qrons Inc.
filed 2020-03-30
CIK 1689084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐   No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,765,152.

As of March 27, 2020, there were 13,089,789 shares of the registrant's common stock outstanding.

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

We are a preclinical stage biotechnology company developing advanced stem cell synthetic hydrogel-based solutions to combat neuronal injuries and focused on achieving a breakthrough in the treatment of traumatic brain injuries ("TBIs") for both concussions and penetrating injuries, an unmet medical need. We believe that our approach is pushing the boundaries of science by using the latest advances in molecular biology and chemistry. The Company collaborates with universities and scientists in the fields of regenerative medicine, tissue engineering and 3D printable hydrogels to develop a treatment that integrates proprietary, engineered mesenchymal stem cells (“MSCs”), 3D printable implant, smart materials and a novel delivery system.

To date, the Company has two product candidates for treating penetrating and non-penetrating (concussion-like) TBIs, both integrating proprietary, anti-brain inflammation synthetic hydrogel and MSCs. QS100TM is an injury specific, 3D printable, implantable MSCs-synthetic hydrogel, to treat penetrating brain injuries and QS200TM is an injectable MSCs-synthetic hydrogel for the treatment of diffused injuries commonly referred to as concussions.
As described below, while continuing research under the Company’s sponsored research agreement (the “Sponsored Research Agreement”) with the Trustees of Dartmouth College (“Dartmouth”) to develop innovative 3D printable, biocompatible advanced materials, the Company entered into an intellectual property license agreement (the “Intellectual Property Agreement”) with Dartmouth pursuant to which Dartmouth granted the Company an exclusive worldwide, royalty bearing license for such 3D printable materials in the field of human and animal health and certain additional patent rights to use and commercialize licensed products and services.
In addition, the Company is engaged in laboratory research relating to neuronal tissue regeneration and/or repair in Israel in connection with service agreements with Ariel University R&D Co., Ltd., now known as Ariel Scientific Innovations Ltd., a wholly owned subsidiary of Ariel University, in Ariel, Israel (“Ariel”). The Company is the sole owner of any intellectual property developed from such research.

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
The Company's common stock was upgraded from the Pink Market and commenced trading on the OTCQB Venture Market on August 12, 2019 and continues to be traded under the symbol "QRON".
Intellectual Property Agreement with Dartmouth

Pursuant to an option agreement with Dartmouth entered into on October 17, 2017, on October 2, 2019, the Company entered into the Intellectual Property Agreement pursuant to which, effective September 3, 2019 (the Effective Date”), Dartmouth granted the Company an exclusive world-wide license under the patent application entitled “Mechanically Interlocked Molecules-based Materials for 3D Printing” in the field of human and animal health and certain additional patent rights to use and commercialize licensed products and services. The license grant includes the right of the Company to sublicense to third parties subject to the terms of the Agreement.

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

Sponsored Research Agreement with Dartmouth

On July 12, 2018, the Company entered into a one-year sponsored research agreement, with Dartmouth (the "Sponsored Research Agreement") pursuant to which the Company will fund research conducted by Dartmouth of mutual interest to the parties in accordance with the Agreement. Intellectual property invented or developed solely by a party shall be owned by such party and intellectual property jointly invented or developed shall be jointly owned. Dartmouth shall retain an irrevocable worldwide right to use intellectual property owned by it resulting from its research under the Sponsored Research Agreement on a non-exclusive royalty-free basis for research and education purposes.

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

On November 4, 2019, the Company and Dartmouth entered in the First Amendment to the Sponsored Research Agreement to extend the term of the Sponsored Research Agreement and provide for an additional year of funding through July 14, 2020.

Royalty and License Fee Sharing Agreement with Ariel

On November 30, 2019, the Company entered into a royalty and license fee sharing agreement (the “Royalty Agreement”) with Ariel which, among other things, superseded and terminated the license and research funding agreement, dated December 14, 2016, as amended, between the Company and Ariel (the “License Agreement”). Services agreements with Ariel (as described below) related to laboratory access and other services were not affected by such termination.

From and after the occurrence of an Exit Event, as such term is described in the Royalty Agreement, including an underwritten public offering of the Company’s shares with proceeds of at least $25 million, a consolidation, merger or reorganization of the Company, and a sale of all or substantially all of the shares and/or the assets of the Company, Ariel has the right to require the Company to issue  up to 3% of the then issued and outstanding shares of common stock of the Company. The issuance of any such shares in the future will result in dilution to the interests of other stockholders.

In consideration for the parties’ agreement to terminate the License Agreement and for future general scientific collaboration between the parties, the Company agreed to pay Ariel  a royalty of 1.25% of net sales (as defined in the Royalty Agreement) of products sold by the Company, or its affiliates and licensees for fifteen years from the first commercial sale in a particular country.

Service Agreements with Ariel

On December 14, 2017, the Company entered into a 12-month services agreement with Ariel (the "Services Agreement") pursuant to which a team at Ariel University , with Prof. Danny Baranes acting as Principal Investigator, will conduct molecular biology research activities involving the testing of implant materials for the Company. If Prof. Baranes ceases to provide services, the Company must be notified and a replacement acceptable to the Company must be found within 30 days or the Company may terminate the Services Agreement. As compensation for such services, the Company paid Ariel (i) $17,250 on December 19, 2017 and (ii) $17,250 on April 26, 2018. On April 12, 2018, the Services Agreement was amended to provide for the payment by the Company of an additional monthly fee, commencing March 2018, of up to 8,000 Israeli shekels as compensation for additional costs which the Company may request.

The Services Agreement may be terminated by a non-breaching party upon a material breach that is not cured within 30 days by the other party. The Services Agreement may also be terminated by the Company upon thirty days' written notice to Ariel. Ariel must keep confidential information of the Company confidential for five years after the term of the Services Agreement.

On March 6, 2018, the Company entered into an additional service agreement with Ariel for the services of Professor Gadi Turgeman and his neurobiology research team in their lab pursuant to which the Company paid Ariel $20,580 on each of March 19, 2018 and August 22, 2018. Effective March 6, 2019, this additional service agreement was amended to extend the term for an additional twelve-month period until March 6, 2020 for total compensation of $41,160 to be paid to Ariel in quarterly installments of $10,290 commencing on the execution of the amendment and on each of June 1, 2019, September 1, 2019 and December 1, 2019.

Business Description

Traumatic brain injury ("TBI") is a severe form of neuronal damage caused by powerful head impacts. Patients can experience transient symptoms, profound disability or death. TBI is generally caused by violent acts, motor vehicle accidents, falls and sports-related concussions.

TBI can be characterized into two distinct subtypes, penetrating injuries, in which an object pierces the skull and directly damages the brain causing extensive damage to the neuronal tissue, or diffused axonal injuries (commonly referred to as concussions) that are non-penetrating blows that push the brain against the skull, inflicting neuronal damage.

Neuronal cells interconnect to create the gigantic network that drives core brain functions. Unfortunately, neurons rarely regenerate after an injury. As a result, following a severe brain injury, neural connectivity is lost and brain function compromised.

TBI patients can become blind, deaf, paralyzed and experience cognitive and psychological issues. There is also evidence that TBI patients may be more likely to develop Alzheimer's, Huntington's, Parkinson's and other neurodegenerative diseases. Repeated head injuries may induce brain pathologies associated with chronic traumatic encephalopathy (“CTE”) a neurodegenerative disease associated with multiple head injuries. CTE is often discovered in athletes, post-mortem.

There are no effective approved FDA treatments to help patients regain function of which we are aware. Current treatments focus on reducing secondary injuries. They can partially reduce further damage but do little or nothing to heal the brain. Most strategies are rehabilitative, helping patients adjust to their impaired cognitive state by creating workarounds, such as taking notes to compensate for lost short-term memory.

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

To date, we have two product candidates, QS100TM for treating penetrating brain injuries and QS200TM, for treating concussions and other diffused axonal injuries. Both QS100TM and QS200TM integrate proprietary, anti-brain inflammation synthetic hydrogel and modified MSCs and smart synthetic material. QS100TM is an injury specific, 3D printable, implantable MSCs-synthetic hydrogel to treat penetrating brain injuries (such as gunshot wounds, motor vehicle accidents and falls) and QS200TM is an injectable MSCs-synthetic hydrogel for the  treatment of diffused injuries commonly referred to as concussions.

QS100TM has demonstrated astrogliosis inhibition and induction of neuronal differentiation in an in-vivo animal experiments penetrating injury animal model. QS200TM research has been completed, has shown efficacy for concussions and diffused brain injuries, and results are being compiled.

We believe that our latest advances provide a superior stem cells/synthetic hydrogel integration which will enable the unleashing of a precise, effective and controlled delivery of our proprietary MSCs so as to induce neuronal growth.

While our research is progressing, there can be no assurance however that such research will continue to progress or be successful in achieving its goals.

Our Market

Our market is the treatment of TBI. According to the Center for Disease Control and Prevention (the "CDC"), TBI is a major cause of death and disability in the United States and TBI contributes to about 30% of all injury deaths According to the CDC, every day, 153 people in the United States die from injuries that include TBI. In 2014, about approximately 2.87 million TBI-related emergency department visits, hospitalizations, and deaths occurred in the United States including over 837,000 among children. TBI contributed to the deaths of nearly 56,800 people. TBI was a diagnosis in approximately 288,000 hospitalizations including over 23,000 occurring among children.   CDC data indicates that the economic cost of TBI in 2010, including direct and indirect medical costs, is estimated to be approximately $76.5 billion.  According to the European CENTER_TBI, the global annual burden of TBI was estimated at $400 billion.

Market Competition

The biotechnology and pharmaceutical industries are characterized by intense and rapidly changing competition to develop new technologies and proprietary products, and any product candidates that we successfully develop and commercialize will have to compete with existing therapies and new therapies that may become available in the future. We believe that our novel multi-disciplinary approaches and scientific expertise will enable us to produce and deliver a treatment by integrating proprietary, engineered MSCs, synthetic hydrogels, 3D printable implants, smart materials and a novel delivery system to reduce neuronal loss and functional impairment and potentially regenerate brain tissue and function for TBI patients which will provide us with competitive advantages. We face potential competition from many different sources, including larger and better-funded pharmaceutical, specialty pharmaceutical and biotechnology companies, as well as from academic institutions and governmental agencies and public and private research institutions that may develop potentially competitive products or technologies. To the extent that we develop product candidates for indications with larger patient populations, we expect to experience particularly intense competition from larger and better funded pharmaceutical and biotechnology companies. Any product candidate that we may develop will compete with such larger and better funded pharmaceutical and biotechnology companies, established drugs or solutions and new drug candidates being developed by others, that may currently be in clinical trials.

Currently there are no approved products for our two product candidates. We believe the key competitive factors that will affect the success of our product candidates, if approved, are likely to be their effectiveness, efficacy, safety, convenience of administration and delivery, price, level of generic competition and the availability of reimbursement from government and other third-party payors.

Many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of treatments and the commercialization of those treatments. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of  competitors. Our commercial opportunity could be reduced or eliminated if competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop.  Competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in competitors establishing a strong market position before we are able to enter the market.

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
On October 2, 2019, we have entered into the Intellectual Property Agreement with Dartmouth pursuant to which Dartmouth granted the Company an exclusive worldwide, royalty bearing license for such 3D printable materials in the field of human and animal health and certain additional patent rights to use and commercialize licensed products and services.

On April 9, 2018, the Company filed a provisional patent application with the USPTO entitled 'Techniques for Promoting Neuronal Recovery” and on January 22, 2019, filed a second application that included further technological developments and data.  In addition, on April 7, 2019, the Company filed a Patent Cooperation Treaty (“PCT”) application with the World Intellectual Property Organization  to allow the Company to file patent applications and seek protection in most major market countries throughout the world.

The Company currently intends to file additional patents as research increases, and subject to sufficient resources,  to protect its intellectual property, including for methods and techniques related to the integration of pseudopolyrotaxane hydrogel with live cells and epigenetic modifications of MSCs to induce neuronal differentiation and other cellular changes.

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

FDA Review, Clearance and Approval Process

In the US, an Investigational New Drug application ("IND") or BLA is required for nearly all new drugs or biologics entering clinical trials. The IND or BLA comprises three sections: chemistry and manufacturing controls ("CMC"), clinical study design, and nonclinical studies. The nonclinical studies section mainly concerns safety and toxicity in animals using the clinically intended route of administration and a product very similar, if not identical, to that which will be used in the clinic. This section typically includes a description of efficacy studies in relevant disease models. The CMC section pertains to manufacturing processes and quality control systems for ensuring consistency and the absence of potentially deleterious agents in the final product. Each of the sections of the IND or BLA must provide reviewers with a sufficient amount of detail to determine the potential safety of any product before allowing evaluation in humans.

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

The next step before attempting a clinical trial in humans is to test the drug in living animals, usually rodents. The FDA requires that certain animal tests be conducted before humans are exposed to a new molecular entity. The objectives of early in vivo testing are to demonstrate the safety of the proposed medication. For example, tests should prove that the compound does not cause chromosomal damage and is not toxic at the doses that would most likely be effective. The results of these tests are used to support the IND or BLA application that is filed with the FDA. The IND application includes chemical and manufacturing data, animal test results, including pharmacology and safety data, the rationale for testing a new compound in humans, strategies for protection of human volunteers, and a plan for clinical testing. If the FDA is satisfied with the documentation, the stage is set for phase 1 clinical trials.

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

Employees

We had two full-time employees and two part-time employees, however, on March 23, 2020, due to the uncertainty caused by the current COVID-19 pandemic and its impact on our ability to raise additional capital for research and development, we gave 30-day notice of termination of employment  to such employees. Our two executive officers, Jonah Meer and Ido Merfeld, who are our sole officers and directors, are responsible for the day-to-day operations of our company. We currently outsource all professional services to third parties and make use of University affiliations in an effort to maintain lower operational costs.

Research and Development

During the years ended December 31, 2019 and 2018, we incurred research and development costs of $651,476 and $919,706, respectively.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock was quoted on the OTC pink sheets until August 12, 2019 when it commenced trading on the OTCQB Venture Market. Our common stock trades under the symbol "QRON".

The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

On March 5, 2020, the last reported sales price of our common stock on the OTCQB, was $0.45.
As of March 27, 2020, there were 44 stockholders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2019:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-		-	-

Equity compensation plans not approved by security holders (1)	2,515,000	(2)	$1.987	-
______________
(1) On December 14, 2016, the Board adopted the Plan as described in Item 10 of this Annual Report on Form 10-K. 10,000,000 shares are reserved for issuance under the Plan.
(2) Represents (i) five-year options granted to each of Jonah Meer and Ido Merfeld to purchase an aggregate of 950,000 shares of common stock at $2.00 per share (ii) three-year options to purchase an aggregate of 20,000 shares of common stock at $2.00 per share granted to each of Motti Ratmansky and Albert Pinhasov, each a Science Advisor, (iii) three-year option to purchase an aggregate of 30,000 shares of common stock at $0.40 per share to Yitshak Francis, a former Science Advisor, (iv) three-year option to purchase an aggregate of 30,000 shares of common stock at $2.00 per share to Chenfeng Ke, a Science Advisor, (v) three-year option to purchase an aggregate of 20,000 shares of common stock at $2.00 per share to Igor Korman, a Science Advisor, (vi) three-year option to purchase 100,000 shares of common stock at $2.00 to Matanel Tfilin, our Head of Stem Cell Research (vii) a five-year option to purchase 145,000 shares of common stock at $2.00 per share exercisable on December 10, 2018 and three-year options to purchase an aggregate of 100,000 shares of common stock to Liat Hammer, our Director of Research and Development, (viii) three-year options to purchase an aggregate of 100,000 shares of common stock at $2.00 per share to Motti Ratmansky, a Science Advisor, and (ix) a three-year option to purchase an aggregate of 50,000 shares of common stock at $2.00 per share to John Bonfiglio, our former Chief Operating Officer, as set forth in Note 11 to the financial statements under Item 8 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

Except as set forth below, there were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company.

On February 18, 2019, the Company issued an aggregate of 40,000 shares of its common stock to two accredited investors in a private offering pursuant to a securities purchase agreement for an aggregate of $40,000.

On July 1, 2019, the Company granted three-year options to purchase an aggregate of 100,000 shares of its common stock at an exercise price of $2.00 per share, to Motti Ratmansky for serving as a Science Advisor to the Company. 33,334 of such shares subject to the option are immediately exercisable and expire on July 1, 2022, 33,333 shares vest on July 1, 2020 and expire on July 1, 2023 and 33,333 shares vest on July 1, 2021 and expire on July 1, 2024.

On December 2, 2019, we issued an 8% convertible promissory note in the principal amount of $25,000 and a warrant to purchase 25,000 shares of our common stock at an exercise price of $1.00 per share to an accredited investor in a private offering pursuant to a securities purchase agreement.

On December 16, 2019, we issued an 8% convertible promissory note in the principal amount of $35,000 and a warrant to purchase 35,000 shares of our common stock at an exercise price of $1.00 per share to an accredited investor in a private offering pursuant to a securities purchase agreement.

On December 20, 2019, we issued an 8% convertible promissory note in the principal amount of $10,000 and a warrant to purchase 10,000 shares of our common stock at an exercise price of $1.00 per share to an accredited investor in a private offering pursuant to a securities purchase agreement.

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
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. You should not place undue reliance on these statements, which speak only as of the date of this Annual Report.  These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future. You should read this Annual Report on Form 10-K with the understanding that our actual future results may be materially different from what we expect. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by federal securities and any other applicable law.

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

Plan of Operation

We have not generated any revenue from the sale of products.

To date, the Company has two product candidates for treating penetrating and non-penetrating (concussion-like) TBIs. We have completed an in-vivo efficacy experiment with QS100TM for treating penetrating brain injuries in an animal model that was successful in substantiating our theories and practices regarding cell regeneration. We have completed  animal in-vivo efficacy experiments with QS200TM for treating concussions and other diffused axonal injuries. Subject to the impact of the COVID-19 pandemic as described below, in the next 12 months, we plan on completing development of our product candidates. This will require us to continue working with Dartmouth under the Sponsored Research Agreement in our development of innovative 3D printable biocompatible advanced materials and stem cell delivery techniques. At our research facilities located in Ariel’s labs our Stem Cells Team will continue development of our proprietary, neuro-regenerative MSC lines. Upon completion of the development of our product candidates we will begin testing for efficacy. This will require us to establish an Efficacy Team, in preparation to reach clinical trials.

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

Operating Expenses

For the years ended December 31, 2019 and December 31, 2018:
	For the Year ended December 31,
	2019	2018
Operating expenses:
Research and development expenses	$651,476	$919,706
Professional fees	75,677	44,147
General and administrative expenses	789,279	2,941,092
Total operating expenses	$1,516,432	$3,904,945

Total operating expenses for the year ended December 31, 2019 were $1,516,432 as compared to $3,904,945 for the year ended December 31, 2018. During the year ended December 31, 2019, the Company incurred $651,476 of research and development expenses which included payroll of $223,766, service fees related to certain research and development agreements of $292,044, fees associated with a sponsored research agreement of $80,006, legal and filing fees related to patents of $21,760, software fees of $1,374, technology licensing fees of $8,333 and purchases of expendable lab supplies and equipment of $24,193, compared to research and development expenses of $919,706, which included payroll of $130,991, service fees related to certain research and development agreements of $677,235, fees associated with a sponsored research agreement of $27,220, legal and filing fees related to patents of $24,212, publication and software fees of $6,971 and purchases of expendable lab supplies and equipment of $53,077 during the fiscal year ended December 31, 2018. The Company incurred general and administrative expenses of $789,279 for the year ended December 31, 2019 compared to general and administrative expenses of $2,941,092 for the year ended December 31, 2018. The substantial decrease in general and administrative expense during the 2019 fiscal year was primarily due to stock-based compensation costs of $2,673,011 related to the issuance of stock options to our officers and certain advisors during the year ended December 31, 2018, with only $409,495 in stock-based compensation to officers and advisors in the year ended December 31, 2019.  Professional fees were $75,677 for the year ended December 31, 2019 compared to professional fees of $44,147 during fiscal 2018. The increase in professional fees  in the year ended December 31, 2019  is the result of certain specialized contract and tax advice. Other expenses  were $30,340 in the year ended December 31, 2019, which included a gain of $12,234 as a result of the change in value of  derivative liabilities and interest expense of $42,574, of which $36,410 relates to financing costs with respect to the issuance of warrants in the year ended December 31, 2019 in connection with  convertible note financings, accretion of  convertible notes of $945 and interest charges on convertible notes of $5,219. Other expenses were $26,083 in the  year ended December 31, 2018, which represents a loss of $5,737 as a result of the change in value of our derivative liabilities and interest expense of $20,346, including accretion of our convertible notes of $18,335 and $2,011 as incurred interest charges.

Net Loss

We had a net loss of $1,546,772 in the year ended December 31, 2019 compared to a net loss of $3,931,028 in the year ended December 31, 2018.

Statement of Cash Flows

The following table summarizes our cash flows for the period presented:

	For the Year ended December 31,
	2019	2018
Net cash provided (used by) operating activities	$(546,837)	$(488,905)
Net cash provided from (used by) investing activities	-	-
Net cash provided from financing activities	470,000	575,000
Increase (decrease) in cash and cash equivalents	$(76,837)	$86,095

During the year ended December 31, 2019 we used cash of $76,837 as compared to the year ended December 31, 2018, where our net cash increased by $86,095.

Cash Used in Operating Activities

Cash used in operating activities for the year ended December 31, 2019 totaled $546,837 as compared to $488,905 used in the year ended December 31, 2018.

Cash used in operating activities for the year ended December 31, 2019 was primarily the result of our net loss, offset by non-cash items including compensation in the form of stock options for research and development expenses totaling $219,095, stock awards  for advisory and consulting services of $126,875, stock options granted for  management and advisory services of $409,495, common stock issued for services of $74,500, warrants granted as financing costs of $36,410 and changes to our operating assets and liabilities including an increase to prepaid expenses and increases to our accounts payable and accounts payable-related parties.  Cash used in the year ended December 31, 2018 was primarily the result of our net loss, offset by non-cash items including compensation in the form of stock options for research and development expense totaling $529,019, stock awards totaling $28,000, stock-based compensation of $150,000 related to shares issued under the terms of an investor relations agreement, stock options recorded as management and  advisory expenses totaling $2,673,011, and changes to our operating assets and liabilities including an increase to prepaid expenses and increases to our accounts payable and accounts payable-related parties. In the year ended December 31, 2018, we also recorded $18,335 as the non-cash accretion of the debt discount related to certain convertible notes compared to $945 in the year ended December 31,  2019, and changes to our derivative liabilities reflecting a gain of $12,234 in the year ended December 31, 2019 compared to a loss of $5,737 in the year ended December 31, 2018.

Cash Provided by Investing Activities

There was no cash provided by investing activities for the years ended December 31, 2019 and December 31, 2018.

Cash Provided by Financing Activities

During the year ended December 31, 2019, financing activities provided cash of $470,000, including proceeds from private offerings of common stock of $65,000,  proceeds from convertible notes of $70,000, short term advances from third parties of $100,00,  loans from our offices and directors of $50,000 and related party advances of $185,000. During the year ended December 31, 2018, financing activities provided cash of $575,000 which consisted entirely of proceeds from private offerings of common stock.

Liquidity and Capital Resources

As of December 31, 2019, we had cash of $67,025. We are in the early stage of development and have experienced net losses to date and have not generated revenue from operations which raises substantial doubt about our ability to continue as a going concern. There are a number of conditions that we must satisfy before we will be able to commercialize potential products and generate revenue, including successful development of product candidates, which includes clinical trials, FDA approval, demonstration of effectiveness sufficient to generate commercial orders by customers, establishing production capabilities as well as effective marketing and sales capabilities for our product. We do not currently have sufficient resources to accomplish any of these conditions necessary for us to generate revenue and expect to incur increasing operating expenses. We will require substantial additional funds for operations, the service of debt and to fund our business objectives. We will have to continue to rely on equity and debt financing. There can be no assurance that financing, whether debt or equity, will always be available to us in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms favorable to us. Additionally, the continued spread of COVID-19 and uncertain market conditions will limit the Company’s ability to access capital. Without additional financing, we do not believe our resources will be sufficient to meet our operating and capital needs beyond the second quarter of 2020.

Covid-19 Pandemic

We rely on our employees and agreements with Ariel and Dartmouth for our research and development. The recent COVID-19 pandemic could have an adverse impact on the research and development of our product candidates. Professor Chenfeng Ke’s research laboratory at Dartmouth is currently subject to a six-week closure. We do not currently know the full extent of potential delays of research under our service and research agreements.
COVID-19 has also caused significant disruptions to the global financial markets, which severely impacts our ability to raise additional capital. We have given notice of termination of employment to our current employees in an effort to conserve resources as we evaluate our business development efforts.  We may be required to substantially reduce operations or cease operations if we are unable to finance our operations. The ultimate impact on us and our significant contracted relationships is currently uncertain.
The full impact of the COVID-19 outbreak continues to evolve as of the date of this report, is highly uncertain and subject to change. Management is actively monitoring the situation but given the daily evolution of the COVID-19 outbreak, the Company is not able to estimate the effects of the COVID-19 outbreak on its operations or financial condition in the next 12 months. However, while significant uncertainty remains, the Company believes it is likely that the COVID-19 outbreak will have a negative impact on its  ability to raise additional financing and will result in delays as it continues to impact the Company’s workforce and its collaborative development efforts.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, does not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. Our report from our independent registered public accounting firm for the fiscal year ended December 31, 2019 includes an explanatory paragraph stating the Company has not generated revenues sufficient to cover operating expenses and will need additional capital to service its debt obligations. Also, if the Company is unable to obtain adequate capital due to the continued spread of COVID-19, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

Research and Development Costs: The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, "Research and Development". Research and development costs were $651,476 for the year ended December 31, 2019. Research and development costs were $919,706 for the year ended December 31, 2018

Stock-Based Compensation and Other Share-Based Payments: The expense attributable to the Company's directors is recognized over the period in which the amounts are earned and vested, and the expense attributable to the Company's non-employees is recognized when vested, as described in Note 11, Stock Plan.

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

Recent Accounting Pronouncements

Recent accounting pronouncements, other than below, issued by the Financial Accounting Standards Board (“FASB”), (including its EITF, the AICPA and the SEC), did not or are not believed by management to have a material effect on the Company's present or future financial statements.

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

Item 8. Financial statements and Supplemental Data

Qrons Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Qrons, Inc.

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Qrons, Inc. (the Company) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Consideration of the Company’s Ability to Continue as a Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained recurring losses from operations, negative working capital, and insufficient liquidity which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

/s/ Heaton & Company, PLLC

We have served as the Company’s auditor since 2016.

Heaton & Company, PLLC
Farmington, Utah
March 27, 2020

QRONS INC.

BALANCE SHEETS

	December 31, 2019	December 31, 2018

ASSETS
Current assets
Cash and cash equivalents	$67,025	$143,862
Prepaid expenses	56,265	51,985
Total current assets	123,290	195,847

TOTAL ASSETS	$123,290	$195,847

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$140,967	$23,324
Accounts payable and accrued liabilities – related party	34,907	3,421
Demand loans, related party	50,000	-
Advances from related party	185,000	-
Unsecured short-term advances	100,000	-
Convertible note – related party, net of debt discount	25,000	25,000
Convertible note, net of debt discount	6,171	-
Derivative liabilities	89,367	36,827
Total current liabilities	631,412	88,572

Total liabilities	631,412	88,572

Stockholders' equity (deficit)
Series A Preferred Shares: $0.001 par value, authorized 10,000; 2,000 shares issued and outstanding	2	2
Common stock, $0.0001 par value: shares authorized 100,000,000; 13,089,789 and 12,872,309 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	1,309	1,287
Additional Paid-in Capital	6,561,047	5,629,694
Accumulated deficit	(7,070,480)	(5,523,708)
Total stockholder's equity (deficit)	(508,122)	107,275
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$123,290	$195,847

The accompanying notes are an integral part of these audited financial statements.

QRONS INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2019	2018

Net sales	$-	$-

Operating expenses:
Research and development expenses	651,476	919,706
Professional fees	75,677	44,147
General and administrative expenses	789,279	2,941,092
Total operating expenses	1,516,432	3,904,945

Income (loss) from operations	(1,516,432)	(3,904,945)

Other income (expense)
Interest expense	(42,574)	(20,346)
Change in derivative liabilities	12,234	(5,737)
Total other income (expense)	(30,340)	(26,083)

Net (loss)	$(1,546,772)	$(3,931,028)

Net (loss) per common shares (basic and diluted)	$(0.12)	$(0.31)

Weighted average shares outstanding
(basic and diluted)	12,998,973	12,770,845

The accompanying notes are an integral part of these audited financial statements.

QRONS INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Series A Preferred Shares		Common Stock		Additional Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2017	2,000	2	12,404,910	1,240	1,611,711	(1,592,680)	20,273
Issuance of common stock for private placement	-	-	380,684	38	574,962	-	575,000
Warrants exercised associated with private placement	-	-	1,715	-	-	-	-
Shares issued for stock awards for business advisory services	-	-	10,000	1	27,999	-	28,000
Shares issued for services provided	-	-	75,000	8	149,992	-	150,000
Stock options granted to officers	-	-	-	-	2,673,011	-	2,673,011
Stock options granted to non-employees as research and development costs	-	-	-	-	152,626	-	152,626
Stock option granted to employees as research and development costs	-	-	-	-	439,393	-	439,393
Net loss for the year	-	-	-	-	-	(3,931,028)	(3,931,028)
Balance, December 31, 2018	2,000	2	12,872,309	1,287	5,629,694	(5,523,708)	107,275
Shares issued for stock awards for business advisory services	-	-	92,500	9	126,866	-	126,875
Shares issued for services provided	-	-	50,000	5	74,495	-	74,500
Stock options granted to non-employees as research and development costs	-	-	-	-	219,095	-	219,095
Issuance of common stock for private placement	-	-	65,000	7	64,993	-	65,000
Warrants granted as financing costs	-	-	-	-	36,410	-	36,410
Stock options granted to officers	-	-	-	-	409,495	-	409,495
Warrants exercised associated with private placement	-	-	9,980	1	(1)	-	-
Net loss for the year	-	-	-	-	-	(1,546,772)	(1,546,772)
Balance, December 31, 2019	2,000	$2	13,089,789	$1,309	$6,561,047	$(7,070,480)	$(508,122)

The accompanying notes are an integral part of these audited financial statements.

QRONS INC.

STATEMENTS OF CASH FLOWS

	For the Years ended December 31,
	2019	2018
Cash Flows From Operating Activities
Net loss	$(1,546,772)	$(3,931,028)
Adjustments to reconcile net loss to net cash (used by) operating activities:
Stock options issued for research and development expense	219,095	592,019
Stock awards issued for advisory and consulting services	126,875	28,000
Stock issued for services	74,500	150,000
Stock options granted for officer compensation	409,495	2,673,011
Warrants granted as financing costs	36,410	-
Accretion of debt discount	945	18,335
Change in derivative liabilities	(12,234)	5,737
Changes in operating assets and liabilities:
Prepaid expenses	(4,280)	(36,173)
Accounts payable and accrued liabilities	117,643	9,183
Accounts payable and accrued liabilities, related party	31,486	2,011
Net cash (used by) operating activities	(546,837)	(488,905)

Cash Flows From Investing Activities
Net cash provided from (used by) investing activities	-	-

Cash Flows From Financing Activities
Proceeds from convertible notes	70,000	-
Proceeds from private placement	65,000	575,000
Proceeds from short term advance, third party	100,000	-
Proceeds from demand loan, related party	50,000	-
Proceeds from related party advances	185,000	-
Net cash provided from financing activities	470,000	575,000

Increase (decrease) in cash and cash equivalents	(76,837)	86,095

Cash at beginning of year	143,862	57,767
Cash at end of year	$67,025	$143,862

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
Derivative liability associated with debt discount	$64,774	$-

The accompanying notes are an integral part of these audited financial statements.

QRONS INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2019 and 2018

Note 1 – Description of Business and Basis of Presentation

Organization and nature of business:

Qrons Inc.  ("Qrons" or the "Company") was incorporated under the laws of the State of Wyoming on August 22, 2016 under the name BioLabMart Inc.

On July 6, 2017, the board of directors and a majority of the Company's shareholders approved an amendment to the Company's Articles of Incorporation to change the name of the Company from "BioLabMart Inc." to "Qrons Inc." On August 8, 2017, the Company filed Amended Articles of Incorporation with the State of Wyoming to effectuate such name change. The Company's common stock was approved by the Financial Industry Regulatory Authority ("FINRA") for quotation on the OTC pink sheets under the symbol "BLMB" as of July 3, 2017. FINRA announced the Company's name change to Qrons Inc. on its Daily List on August 9, 2017. The new name and symbol change to "QRON" for the OTC Market was effective August 10, 2017.

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

Research and Development Costs: The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, "Research and Development." Research and development costs were $651,476 for the year ended December 31, 2019. Research and development costs were $919,706 for the year ended December 31, 2018

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred. The Company incurred $256,106 and $56,879 in advertising and marketing costs during the years ended December 31, 2019 and 2018, respectively.

QRONS INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2019 and 2018

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

Stock-Based Compensation and Other Share-Based Payments: The expense attributable to the Company's directors is recognized over the period the amounts are earned and vested, and the expense attributable to the Company's non-employees is recognized when vested, as described in Note 11, Stock Plan.

Fair Value of Financial Instruments

FASB ASC 820, Fair Value Measurements and Disclosures defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. FASB ASC 820 describes three levels of inputs that may be used to measure fair value:

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

The following table provides a summary of the fair value of the Company’s derivative liabilities as of December 31, 2019 and December 31, 2018:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of December 31, 2019:
Liabilities
Derivative liabilities	$-	$-	$89,367

As of December 31, 2018:
Liabilities
Derivative liabilities	$-	$-	$36,827

QRONS INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2019 and 2018

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

Basic and Diluted Loss Per Share: In accordance with ASC Topic 260 – "Earnings Per Share," the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common stock had been issued and if the additional shares of common stock were dilutive.

Potential common stock consists of the incremental common stock issuable upon the exercise of common stock warrants (using the if-converted method), convertible notes, classes of shares with conversion features, and stock awards and stock options. The computation of basic loss per share for the years ended December 31, 2019 and 2018 excludes potentially dilutive securities of underlying share purchase warrants, convertible notes, stock options and preferred shares, because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted.

The table below reflects the potentially dilutive securities at each reporting period which have been excluded from the computation of diluted net loss per share:

	December 31, 2019	December 31, 2018
Stock purchase warrants	-	52,000
Research Warrants at 3% of issued and outstanding shares	392,694	386,170
Convertible Notes	261,107	27,864
Series A Preferred shares	700	700
Stock options vested	2,331,669	1,486,670
Stock options not yet vested	183,331	128,330
Stock purchase warrants	70,000	-
Total	3,239,501	2,081,734

New Accounting Pronouncements: Recent accounting pronouncements, other than below, issued by the Financial Accounting Standards Board (“FASB”), (including its EITF, the AICPA and the SEC), did not or are not believed by management to have a material effect on the Company's present or future financial statements.

QRONS INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2019 and 2018

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

Note 3 – Going Concern

The Company has experienced net losses to date, and it has not generated revenue from operations.  While the Company raised proceeds of $470,000 and $575,000 during 2019 and 2018, respectively, by way of private placement offerings to accredited investors and loans and advances from our officers and directors and third party short term loans, it does not believe its resources will be sufficient to meet its operating and capital needs beyond the second quarter of 2020. The Company expects it will require additional capital to fully implement the scope of its proposed business operations, which raises substantial doubt about its ability to continue as a going concern.  The Company will have to continue to rely on equity and debt financing. There can be no assurance that financing, whether debt or equity, will always be available to the Company in the amount required at any particular time or for any particular period or, if available, that it can be obtained on favorable terms. In addition, if the Company is unable to obtain adequate capital due to the continued spread of COVID-19, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations.

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

QRONS INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2019 and 2018

Note 4 – Convertible Note – Related Party and Derivative Liabilities (continued)

On September 27, 2019, Note 2 was amended to extend the maturity date until September 27, 2020.

The Company analyzed the amendment to Note 1 and Note 2 under ASC 815-10-15-83 and concluded that these two convertible Notes meet the definition of a derivative. We estimated the fair value of the derivative on the inception dates, and subsequently, using the Black-Scholes valuation technique, adjusted for the effect of dilution, because that technique embodies all of the assumptions (including, volatility, expected terms, and risk-free rates) that are necessary to fair value complex derivate instruments.

The carrying value of these convertible notes is as follows:

	December 31, 2019	December 31, 2018
Face value of certain convertible notes	$25,000	$25,000
Less: unamortized discount	-	-
Carrying value	$25,000	$25,000

We recorded interest expenses of $2,011 for the years ended December 31, 2019 and 2018. As of December 31, 2019, and 2018, the unpaid interest balance under Accounts payable and accrued liabilities – related party was $5,432 and $3,421, respectively.

As a result of the application of ASC No. 815 in the years ended December 31, 2019 and December 31, 2018 the fair value of the conversion feature is summarized as follows:

Balance at December 31, 2017	$31,090
Derivative addition associated with convertible notes	-
Change in fair value	5,737
Balance at December 31, 2018	36,827
Change in fair value	355
Balance at December 31, 2019	$37,182

The fair value at the commitment and re-measurement dates for the Company's derivative liabilities were based upon the following management assumptions as of December 31, 2019 and December 31, 2018 and the commitment date:

	Commitment Date	December 31, 2019	December 31, 2018
Expected dividends	0	0	0
Expected volatility	101% ~103%	167% ~ 180%	64% ~ 65%
Expected term	0.92 ~ 1 year	0.26 year	0.67 ~0.74 year
Risk free interest rate	1.33%	1.60%	2.60%

QRONS INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2019 and 2018

Note 5 – Convertible Note and Derivative Liabilities

In December 2019 we issued and sold in a private offering 8% convertible notes in the aggregate principal amount of $70,000. Such notes are due on December 31, 2021 and are convertible into shares of our common stock at a conversion price (the "Conversion Price") for each share of common stock equal to the lesser of: (a) $.50; or (b) the lowest price at which the Company has converted any convertible security of the Company (to the Holder or to any third party) within 30 trading days prior to the date of delivery of the applicable Notice of Conversion; or (c) so long as lower than (a) or (b), such price per share of common stock as the Company and the holder may agree from time to time.  In connection with the  8% convertible note issuance, we issued warrants to purchase an aggregate of 70,000 shares of common stock at an exercise price of $1.00.

We recorded interest expenses of $161 for the year ended December 31, 2019 in respect of the aforementioned notes.

The convertible notes qualify for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The derivative liability of the $70,000 convertible notes was calculated using the Black-Scholes pricing model to be $64,774.

The carrying value of these convertible notes is as follows:

	December 31, 2019	December 31, 2018
Face value of certain convertible notes	$70,000	$-
Less: unamortized discount	(63,829)	-
Carrying value	$6,171	$-

Amortization of the discount during the year ended December 31, 2019 totaled $945 which amounts have been recorded as interest expense.

As a result of the application of ASC No. 815 in the periods ended December 31, 2019 and December 31, 2018 the fair value of the conversion feature is summarized as follows:

Balance at December 31, 2018	$-
Derivative addition associated with convertible notes	64,774
Change in fair value	(12,589)
Balance at December 31, 2019	$52,185

The fair value at the commitment and re-measurement dates for the Company's derivative liabilities were based upon the following management assumptions as of December 31, 2019 and commitment date:

	Commitment Date	December 31, 2019
Expected dividends	0	0
Expected volatility	154.19% ~155.95%	156.46%
Expected term	2.10 year	2 year
Risk free interest rate	1.65%	1.58%

Note 6 – Unsecured Short-Term Advance from Third Party

On June 20, 2019, the Company received $100,000 from a third party in the form of an unsecured, demand, non-interest bearing, short term advance to meet its operating needs. The advance remains outstanding at December 31, 2019.

QRONS INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2019 and 2018

Note 7 – Related Party Transactions

(1)	Demand Loan from related party

On May 1, 2019, the Company issued a promissory note (the "Note") to CubeSquare in the principal amount of $50,000. The Note bears interest at the rate of 8% per annum and is due and payable by the Company upon demand from CubeSquare. We recorded interest expenses of $2,663 for the year ended December 31, 2019. As of December 31, 2019, the unpaid interest balance under Accounts payable and accrued liabilities – related party was $2,663.

(2)	Advances from Related Parties

During the year ended December 31, 2019, the Company received $135,000 from Jonah Meer, its Chief Executive Officer, in the form of an unsecured, demand, non-interest bearing, short term advance to help meet its operating needs.

On August 20, 2019, the Company received $50,000 from Ido Merfeld, its President, in the form of an unsecured, demand, non-interest bearing, short term advance to help meet its operating needs.

(3)	Commitment

On June 25, 2019, the Company entered into a term sheet ("Term Sheet") with John N. Bonfiglio, PhD ("Bonfiglio") pursuant to which Dr. Bonfiglio will serve as the Company's chief operating officer, effective July 1, 2019. As compensation Dr. Bonfiglio was granted (i) 50,000 shares of common stock of the Company, 37,500 of which shares vested upon issuance on July 1, 2019 and 12,500 of which shares will vest on the earlier of (i) January 1, 2020 and (ii) the date the Company raises equity capital of $500,000 as described in the Term Sheet, provided Dr. Bonfiglio is in the employ of the Company on such date. The Term Sheet also provides for the grant of a three-year stock option to purchase 100,000 shares of common stock at an exercise price of $2.00 per share, 50,000 of which shares will vest upon grant and 25,000 shares will vest on each of July 1, 2020 and July 1, 2021, provided Dr. Bonfiglio is in the employ of the Company on such dates. If the Company raises equity capital of $1.5 million before December 31, 2019, unvested shares subject to the option will immediately vest and become exercisable, so long as Dr. Bonfiglio is in the Company's employ on such date and Dr. Bonfiglio will be appointed to the Company's board of directors.. In addition, Dr. Bonfiglio will be entitled to a salary of $12,000 per month which will be deferred and payable at the rate of 5% of equity capital raised by the Company up to $12,000 per month, only if such capital is raised.

The Term Sheet was terminated effective October 31, 2019.Mr. Bonfiglio was terminated as Chief Operating Officer effective November 30, 2019 and all unvested options and awards were concurrently terminated.

During the year ended December 31, 2019, fees incurred as general and administrative expenses relative to the aforementioned contract were as follows:

Stock option – 50,000 vested shares	$44,175
Stock award – 37,500 vested shares	49,125
$93,300

(4)	Others

During the year ended December 31, 2019, Jonah Meer, the Company’s Chief Executive Officer, made payments to various vendors in the accumulated amount of $25,642.  During the year ended December 31, 2019,  Ido Merfeld, the Company’s President , made payments to various vendors in the accumulated amount of $1,169.  The balance of $26,811 is reflected in accounts payable, related party.

QRONS INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2019 and 2018

Note 8 – License and Research Funding Agreement / Royalty Agreement

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

In lieu of extending the research financing and research period under the License Agreement with Ariel beyond the initial 12 months, on December 14, 2017, the Company entered into the Services Agreement pursuant to which a team at Ariel University, with  Professor Danny Baranes as Principal Investigator, will conduct molecular biology research activities involving the testing of scaffold materials for the Company. [track language from business section] As compensation for such services, the Company paid Ariel (i) $17,250 on December 19, 2017 and an additional $17,250 on April 26, 2018.  On April 12, 2018, the Services Agreement was amended to provide for the payment by the Company of an additional monthly fee, commencing March 2018, of up to 8,000 Israeli shekels as compensation for additional costs which the Company may request.

On March 6, 2018, the Company entered into an additional service agreement with Ariel for the services of Professor Gadi Turgeman and his neurobiology research team in their lab pursuant to which the Company paid Ariel $20,580 on each of March 19, 2018 and August 22, 2018.

On December 12, 2018, the Company further amended the Services Agreement (the "Second Amendment") with Ariel to extend the term thereof for an additional twelve-month period until December 14, 2019. Pursuant to the Second Amendment, the Company paid Ariel $17,250 on each of  December 28, 2018 and June 24, 2019. All other terms and conditions of the Services Agreement not amended remain in effect.

On December 8, 2019, the Company further amended the Services Agreement with Ariel (the "Third Amendment") to extend the term thereof for an additional twelve-month period until December 14, 2020. The Third Amendment also provides that the Company pay Ariel $17,250 within 30 days of the date of such Amendment and an additional $17,250 on or before May 1, 2020. All other terms and conditions of the Services Agreement not amended remain in effect.

QRONS INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2019 and 2018

Note 8 – License and Research Funding Agreement / Royalty Agreement (continued)

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

On November 30, 2019, the Company entered into a royalty and license fee sharing agreement (the “Royalty Agreement”) with Ariel which, among other things, supersedes and terminates the License Agreement. Certain services agreements related to laboratory access and other services are not affected by such termination.

From and after the occurrence of an Exit Event, as such term is described in the Royalty Agreement, including an underwritten public offering of the Company’s shares with proceeds of at least $25 million, a consolidation, merger or reorganization of the Company, and a sale of all or substantially all of the shares and/or the assets of the Company, Ariel has the right to require the Company to issue  up to 3% of the issued and outstanding shares of common stock of the Company at the time Ariel exercises such right.

Note 9 – Intellectual Property License Agreement

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

QRONS INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2019 and 2018

Note 9 – Intellectual Property License Agreement (continued)

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

Note 10 – Commitments

(1)	Service Agreement with Ariel Scientific Innovations Ltd.

On December 14, 2017, the Company entered into the Services Agreement pursuant to which a team at Ariel with Prof. Danny Baranes, as Principal Investigator, will conduct molecular biology research activities involving the testing of implant materials for the Company. As compensation for the services provided, the Company will paid Ariel $17,250 on each of December 19, 2017 and April 26, 2018.

On April 12, 2018, the Services Agreement was amended to provide for the payment by the Company of an additional monthly fee, commencing March 31, 2018, of up to $2,200 (8,000 Israeli shekels) as compensation for additional costs which the Company may request. During the year ended December 31, 2018, the Company paid $16,935 for these additional costs.

On December 12, 2018, the Company further amended the Services Agreement with Ariel (the "Second Amendment") to extend the term thereof for an additional twelve-month period until December 14, 2019. Pursuant to the Second Amendment, the Company paid Ariel $17,250 on each of December 28, 2018 and June 24, 2019., All other terms and conditions of the Services Agreement not amended remain in effect.

On December 8, 2019, the Company further amended the Services Agreement with Ariel (the "Third Amendment") to extend the term thereof for an additional twelve-month period until December 14, 2020. The Third Amendment also provides that the Company pay Ariel $17,250 within 30 days of the date of the Amendment and an additional $17,250 on or before May 1, 2020. All other terms and conditions of the Services Agreement not amended remain in effect.

During the years ended December 31, 2019 and 2018, $35,219 and $68,081 were expensed, respectively, and the remaining $15,812 (December 31, 2018 - $16,531), which amount is reflected on the Company's balance sheets as prepaid expenses, will be expensed in a subsequent period.

QRONS INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2019 and 2018

Note 10 – Commitments (continued)

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

During the years ended December 31, 2019 and 2018, $37,730 and $34,300 were expensed, respectively, with no prepaid amounts remaining in fiscal 2019 and $6,860 remaining in prepaid accounts at December 31, 2018,  which amount was expensed in a subsequent period.

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

QRONS INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2019 and 2018

Note 10 – Commitments (continued)

(3)	Science Advisory Board Member Consulting Agreements (the " Consulting Agreements") (continued)

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

On August 8, 2019, the Company entered into a six-month services agreement with PCG Advisory, Inc. ("PCG") under which agreement PCG will provide investor relations and capital market advisory services to the Company. In consideration therefor, the Company will pay PCG a monthly cash fee of $5,000 ($2,500 of which will be deferred until the Company raises at least $300,000 in a financing) and  issued 50,000 shares of its common stock on August 8, 2019. After the initial six-month term, the agreement will automatically renew on a month-to-month basis unless either party notifies the other of its desire to terminate the agreement or by the Company if PCG fails to comply with securities laws, makes an untrue statement of material facts or omits to state any material fact in connection with an investment in the Company or breaches a representation, warranty or covenant in the agreement.

QRONS INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2019 and 2018

Note 10 – Commitments (continued)

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

On November 4, 2019, the parties entered into an amendment to the Sponsored Research Agreement to extend the term of the Agreement through July 14, 2020. The Company required to fund $37,790 on November 4, 2019 and fund an additional $18,895 on December 1, 2019 and fund final amount of $18,895 on June 1, 2020.

During the years ended December 31, 2019 and 2018, $80,006 and $27,220 were expensed, respectively, and the remaining $22,045 (December 31, 2018 - $27,220), which amount is reflected on the Company's balance sheets as prepaid expenses, was expensed in the applicable period.

Note 11 – Stock Plan

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

In connection with the Term Sheet, on July 1, 2019, Dr. Bonfiglio was granted (i) 50,000 shares of common stock of the Company, 37,500 of which shares vested upon issuance on July 1, 2019 and 12,500 of which shares will vest on the earlier of (i) January 1, 2020 and (ii) the date the Company raises equity capital of $500,000, provided Dr. Bonfiglio is in the employ of the Company on such date. Mr. Bonfiglio was terminated, effective November 30, 2019.  All unvested stock awards were terminated on such date.

QRONS INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2019 and 2018

Note 11 – Stock Plan

Stock Awards: (continued)

On September 18, 2019, the Company awarded 25,000 shares of common stock to Derrick Chambers, a member of its advisory board, under its 2016 Stock Option and Stock Award Plan, which shares were fully vested and recorded as advisory services on issuance.

	December 31,	December 31,
	2019	2018
Number of shares vested in period	92,500	10,000
Weighted average fair market value per share	$1.37	$2.8
Stock based compensation recognized	$126,875	$28,000

Stock Options:

(a)	Stock Options granted to Science Advisors:

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

On July 1, 2019, under the 2016 Stock Option and Award Plan, the Board awarded a Science Advisor, the following three-year stock options: (i) an option to purchase 33,334 shares of common stock, exercisable on July 1, 2019 at an exercise price of $2.00 per share (ii) an option to purchase 33,333 shares of common stock exercisable on July 1, 2020 at an exercise price of $2.00 per share, and (iii) an option to purchase 33,333 shares of common stock exercisable on July 1, 2021 at an exercise price of $2.00 per share, provided the advisor is still providing services to the Company.

QRONS INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2019 and 2018

Note 11 – Stock Plan (continued)

Stock Options: (continued)

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

On December 10, 2019, under the 2016 Stock Option and Award Plan, the Board awarded an employee, the following three-year stock options: (i) an option to purchase 33,334 shares of common stock, exercisable on December 10, 2019 at an exercise price of $2.00 per share (ii) an option to purchase 33,333 shares of common stock exercisable on December 10, 2020 at an exercise price of $2.00 per share, and (iii) an option to purchase 33,333 shares of common stock exercisable on December 10, 2021 at an exercise price of $2.00 per share, provided the advisor is still providing services to the Company.

The following table is the recognized compensation in respect of the above stock option compensation ((a) and (b)) which amount has been allocated as below:

	Twelve Months ended
	December 31,
	2019	2018

Research and development expenses	$219,095	$592,019

As of December 31, 2019, and 2018, total unrecognized compensation remaining to be recognized in future periods totaled $105,683 and $198,088 respectively.

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

QRONS INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2019 and 2018

Note 11 – Stock Plan (continued)

Stock Options: (continued)

On June 25, 2019, the Company appointed John N. Bonfiglio, PhD as its chief operating officer, effective July 1, 2019. As compensation, Dr. Bonfiglio was granted a three-year stock option to purchase 100,000 shares of common stock at an exercise price of $2.00 per share, 50,000 of which shares  vested upon grant and 25,000 shares will vest on each of July 1, 2020 and July 1, 2021, provided Dr. Bonfiglio is in the employ of the Company on such dates. If the Company raised equity capital of $1.5 million before December 31, 2019, unvested shares subject to the option will immediately vest and become exercisable, so long as Dr. Bonfiglio is in the Company's employ on such date. Mr. Bonfiglio was terminated as chief operating officer as of November 30, 2019.  Accordingly, all unvested stock options terminated on such date.

On December 10, 2019, the Board granted five-year options to each of its two officers for the purchase of 325,000 shares of the common stock of the Company. The options have an exercise price of $2.00 and are immediately exercisable.

The following table is the recognized compensation in respect of the above stock option compensation, which amounts have been allocated as general and administrative expenses:

	Twelve Months ended
	December 31,
	2019	2018

General and administrative expenses	$409,495	$2,673,011

As of December 31, 2019, and 2018, total unrecognized compensation remaining to be recognized in future periods totaled $0.

The fair value of each option award referenced above is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions at the measurement date(s):

Measurement date
Dividend yield	0%
Expected volatility	114.69 ~ 165.50%
Risk-free interest rate	1.66% ~ 2.68%
Expected life (years)	3 ~ 5
Stock Price	$0.69 ~ 2.80
Exercise Price	$0.40 ~ 2.00

A summary of the activity for the Company's stock options at December 31, 2019 and December 31, 2018, is as follows:

	December 31, 2019		December 31, 2018
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	1,615,000	$1.97	670,000	$1.93
Granted	950,000	$2	945,000	$2.00
Exercised	-	$-	-	$-
Canceled	(50,000)	$2	-	$-
Outstanding, end of period	2,515,000	$1.987	1,615,000	$1.97
Options exercisable, end of period	2,331,669	$1.98	1,486,670	$1.98
Options expected to vest, end of period	183,331	$1.98	128,330	$1.81
Weighted average fair value of options granted		$1.62		$2.19

QRONS INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2019 and 2018
Note 12 – Capital Stock

Authorized:

The Company has authorized 100,000,000 shares of common stock, par value $0.0001, and 10,000 shares of preferred stock which is designated as Series A Preferred Stock, par value $0.001.

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

There was a total of 2,000 shares of Series A Preferred Stock issued and outstanding as of December 31 , 2019 and December 31, 2018.

Common Stock

Common Stock issuances during the year ended December 31, 2019

During the year ended December 31, 2019, the Company sold an aggregate of 65,000 shares of its common stock to investors and received aggregate proceeds of $65,000 pursuant to subscription agreements in private offerings. The proceeds will be used for research and general corporate purposes.

On January 28, 2019, the Company issued 30,000 shares for advisory services (Note10 (4)). The shares were valued at fair market value on the date of issuance for a total of $37,500 or $1.25 per share.

On July 1, 2019, the Company issued 37,500 shares to its Chief Operating Officer (Note 10 (3)). The shares were valued at fair market value on the date of issuance for a total of $49,125 or $1.31 per share.

On August 8, 2019, the Company issued 50,000 shares for advisory services (Note 10 (7)). The shares were valued at fair market value on the date of issuance for a total of $74,500 or $1.49 per share.

On September 18, 2019, the Company issued 25,000 shares for advisory services (Note 10(4)). The shares were valued at fair market value on the date of issuance for a total of $40,250 or $1.61 per share.

During the year ended December 31, 2019, the Company received a warrant exercise notice for a warrant to purchase 52,000 shares of common stock from a subscriber and issued 9,980 shares of common stock on a cashless exercise basis as per the cashless exercise formula contained in the warrant.

QRONS INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2019 and 2018

Note 12 – Capital Stock (continued)

Common Stock issuances during the year ended December 31, 2018

During the year ended December 31, 2018, the Company sold an aggregate of 380,684 shares of its common stock to investors and received aggregate proceeds of $575,000 pursuant to subscription agreements in private offerings. The proceeds will be used for research and general corporate purposes.

On January 23, 2018, the Company issued 10,000 shares for advisory services (Note 10(4)). The shares were valued at fair market value on the date of issuance for a total of $28,000 or $2.80 per share.

During the year ended December 31, 2018, the Company received a warrant exercise notice for a warrant to purchase 2,000 shares of common stock from a subscriber and issued 1,715 shares of common stock on a cashless exercise basis as per the cashless exercise formula contained in the warrant.

On April 23, 2018, the Company issued 75,000 shares of its common stock pursuant to an investor relations services agreement which was rescinded on June 23, 2018 (Note 10(5)). The shares were valued at the fair market value on the date of issuance for a total of $150,000, or $2.00 per share.

There was a total of 13,089,789 and 12,872,309 shares of common stock issued and outstanding as of December 31, 2019 and December 31, 2018, respectively.

Common Stock Purchase Warrants

As of December 31, 2019, and December 31, 2018, the following common stock purchase warrants were outstanding:

	Warrants		Weighted Average Exercise Price
Outstanding – December 31, 2017	54,000	(1)	0.40
Granted	-		-
Forfeited/Canceled	-		-
Exercised	(2,000)	(2)	0.40
Outstanding – December 31, 2018	52,000		0.40
Granted	70,000	(4)	1.00
Forfeited/Canceled	-		-
Exercised	(52,000)	(3)	0.40
Outstanding – December 31, 2019	70,000		$1.00

(1) Each two shares of common stock purchased in a private placement offering included one warrant to purchase an additional share of common stock at an exercise price of $0.40.

(2) During the year ended December 31, 2018, investors exercised warrants to purchase an aggregate of 2,000 shares of common stock and received 1,715 shares for exercises on a cashless basis.

(3) During the year ended December 31, 2019, investors exercised warrants to purchase an aggregate of 52,000 shares of common stock and received 9,980 shares for exercises on a cashless basis.

(4) During the year ended December 31, 2019, the Company granted convertible notes holders accumulated 70,000 stock purchase warrants at an exercise price of $1.00. The fair value of the aforementioned warrants was $36,410 and recorded as financing cost.

QRONS INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2019 and 2018

Note 12 – Capital Stock (continued)

Common Stock Purchase Warrants (continued)

In accordance with authoritative accounting guidance, the fair value of the outstanding common stock purchase warrants was calculated using the Black-Scholes option-pricing model with the following assumptions at the measurement date(s):

Measurement date
Dividend yield	0%
Expected volatility	97.90~140.19%
Risk-free interest rate	1.47~1.72%
Expected life (years)	2.71~5.00
Stock Price	$0.25 ~ $0.65
Exercise Price	$0.40 ~ $1.00

Note 13 – Income Taxes

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) was enacted including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018., The Company is required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring its U.S. deferred tax assets and liabilities as well as reassessing the net realizability of its deferred tax assets and liabilities. The Company has remeasured its U.S. deferred tax assets at a statutory income tax rate of 21% during years ended December 31, 2019 and December 31, 2018

The income tax expense (benefit) consisted of the following for the years ended December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
Total current	$-	$-
Total deferred	-	-
	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The following is a reconciliation of the expected statutory federal income tax and state income tax provisions to the actual income tax benefit for the years ended December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
Expected benefit at federal statutory rate	$324,800	825,500
Non-deductible expenses	(179,300)	(724,200)
Change in valuation allowance	(145,500)	(101,300)
	$-	$-

The Company had deferred income tax assets as of December 31, 2019 and 2018 as follows:

	December 31, 2019		December 31, 2018
Loss carryforwards		$1,462,180	$1,137,380
Less – stock based compensation		(1,115,500)	(933,600)
Less – derivative liabilities		120	(2,480)
Less - valuation allowance		(346,800)	(201,300)
Total net deferred tax assets	$		$-

QRONS INC.

NOTES TO FINANCIAL STATEMENTS
December 31, 2019 and 2018

Note 13 – Income Taxes (continued)

Tax years from inception to the year ended December 31, 2018 have been filed and are open for examination by the taxing authorities. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented above. The Company had no accruals for interest and penalties at December 31, 2019. The Company's utilization of any net operating loss carry-forward may be unlikely as a result of its intended activities.

Note 14 – Subsequent Events

On February 10, 2020 the Company granted three-year options to purchase an aggregate of 50,000 shares of its common stock at an exercise price of $2.00 per share, to Michael Maizels for serving as a Science Advisor to the Company. 25,000 of such shares subject to the option are immediately exercisable and expire on February 10, 2023, 25,000 shares vest on February 10, 2021 and expire on February 10, 2024.

On February 19, 2020 we issued an 8% convertible promissory note in the principal amount of $10,000 and a warrant to purchase 10,000 shares of our common stock at an exercise price of $1.00 per share to an accredited investor in a private offering pursuant to a securities purchase agreement.

Due to the uncertainty caused by the current COVID-19 pandemic, on March 23, 2020, the Company gave 30 days’ notice of termination of employment to its employees.

The Company has evaluated events for the period of December 31, 2019 through the date of the issuance of these financial statements and determined that there are no additional events requiring disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of December 31, 2019, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of December 31, 2019, our internal control over financial reporting was not effective.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages and positions of our current board members and executive officers:

Name	Age	Position(s)

Jonah Meer	64	Chief Executive Officer, Chief Financial Officer, Secretary and Director
Ido Merfeld	55	President and Director

Our directors are elected for a term of one year and serve until such director's successor is duly elected and qualified. Each executive officer serves at the pleasure of the Board.

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

Board of Advisors

The Company has a Board of Advisors which currently consists of the following eight members.

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

Derrick Chambers played in the National Football League (the “NFL”) for three years, from 2000 to 2003 with the Carolina Panthers and Jacksonville Jaguars. Mr. Chambers also served with the Jaguars for Children at the Burn unit at Baptist Medical Center. After his time in the NFL, Derrick studied at the University of Oxford in England and was a member of the Oxford Rugby team at St. Peter’s college.  Mr. Chambers is a member of the All Souls Codrington Library, a private college at Oxford for scholars from around the world and studied at Oriel College Oxford. Mr. Chambers then studied at the Princeton Theological Seminary where he served as a Academic-Athletic fellow, which consists of faculty and administrators who mentor student athletes.  As a member of the National Football League Players Association, Mr. Chambers is focused on financial literacy and advisory services for professional athletes and entertainers. Mr. Chambers is a Board member of the Youth Leadership foundation of Washington, D.C.
Michael Maizels for the last 15 years through his consulting firm has provided business development and market strategy services domestically and internationally including assisting clients with product promotion and differentiation and market positioning. Services include preparing business plans, determining financial requirements, securing licenses and approvals, and coordinating product launches. In 2016, Mr. Maizels was the vice president and then from 2017 to 2018, chief executive officer of Smartexe Inc., a global software consultancy firm, prior thereto he has held senior positions in project management and sales and account management and founded a wholesale telecommunication services company.  Mr. Maizels has a PhD in philosophy from the University of Cincinnati and various masters degrees in music from the St. Petersburg State Conservatory.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% percent of our equity securities ("Reporting Persons") to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports and representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2019, the Reporting Persons timely filed all such reports.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board.

Item 11. Executive Compensation.

Summary Compensation Table

The following table provides certain information regarding compensation awarded to, earned by or paid to our Chief Executive Officer and the other executive officer with compensation exceeding $100,000 during fiscal 2019 and 2018 (each a "Named Executive Officer").

Name and	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	All Other	Total
Principal Position	Ended 12/31	($)	($)	($)	($)	($)	($)
Jonah Meer,	2019	-	-	-	182,660 (1)	-	182,660 (1)
Chief Executive Officer, Chief Financial Officer, Secretary and Director	2018	-	-	-	1,336,506 (2)	-	1,336,506 (2)
Ido Merfeld,	2019	-	-	-	182,660(1)	-	182,660(1)
President and Director	2018	-	-	-	1,336,505 (2)	-	1,336,505 (2)

(1)  Represents a five-year option to purchase 325,000 shares of common stock at an exercise price of $2.00 per share, exercisable on December 17, 2019 and the grant date fair value computed in accordance with FASB ASC Topic 718 as described in Note 11 to the financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2019.

(2) Represents a five-year option to purchase 325,000 shares of common stock at an exercise price of $2.00 per share, exercisable on December 10, 2018 and the grant date fair value computed in accordance with FASB ASC Topic 718 as described in Note 11 to the financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2018.

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

Outstanding Equity Awards

The table below reflects all outstanding equity awards made to each Named Executive Officer that were outstanding at December 31, 2019.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2019

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Jonah Meer	12/4/17	300,000	0	2.00	12/4/22
	12/10/18	325,000	0	2.00	12/10/23
	12/19/19	325,000	0	2.00	12/19/24

Ido Merfeld	12/4/17	300,000	0	2.00	12/4/22
	12/10/18	325,000	0	2.00	12/10/23
	12/19/19	325,000	0	2.00	12/19/24

Compensation of Directors

During the year ended December 31, 2019, no compensation has been paid to our directors in consideration for their services rendered in their capacities as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of March 27, 2020, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our Named Executive Officers and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder's address is c/o Qrons Inc., 50 Battery Place, #7T, New York, New York 10280.

The percentages below are calculated based on 13,089,789 issued and outstanding shares of common stock outstanding as of March 27, 2020.

	Amount and Percentage of Beneficial
Name and Address of Beneficial Owner	Ownership
	Shares	%
Directors and Executive Officers:
Jonah Meer
Chief Executive Officer, Chief Financial Officer, Secretary and Director	6,010,000(2)	42.8	%(1)

Ido Merfeld
President and Director	6,010,000(2)	42.8	%(1)

All officers and directors as a group (2 persons):	12,020,000(3)	80.2%

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
(2) Includes currently exercisable options to purchase an aggregate of 950,000 shares of common stock.
(3) Includes currently exercisable options to purchase an aggregate of 1,900,000 shares of common stock.

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

On September 27, 2017, the Company entered into an 8% convertible debenture in the amount of $15,000 with CubeSquare (the “$15,000 Debenture”), with the same terms as the $10,000 Debenture described above, due September 27, 2018. The maturity date of the $15,000 Debenture was extended to September 27, 2019 pursuant to a First Amendment to 8% Convertible Debenture, dated September 9, 2018 and further extended to September 27, 2020 pursuant to a Second Amendment to 8% Convertible Debenture, dated September 27, 2019.

The maturity date of the $10,000 Debenture was extended to September 1, 2018 pursuant to a First Amendment to 8% Convertible Debenture, dated September 28, 2017, was further extended to  September 1, 2019 pursuant to a Second Amendment to 8% Convertible Debenture, dated September 9, 2018 and  was further extended to September 1, 2020 pursuant to a Third Amendment to 8% Convertible Debenture dated September 1, 2019.

On December 10, 2018, we granted an immediately exercisable five-year option to purchase 325,000 shares of common stock at an exercise price of $2.00 per share to each of Jonah Meer and Ido Merfeld.

On May 1, 2019, we issued a promissory note to CubeSquare in the principal amount of $50,000. The Note bears interest at the rate of 8% per annum and is due and payable by the Company upon demand from CubeSquare. The Note will become immediately due and payable, upon the occurrence of an event of default, which includes (i) failure to pay any obligation under the Note within two business days of demand therefor (ii) the Company filing a petition or answer or consent seeking relief under any federal or state bankruptcy law or other similar law, or its consent to such proceedings and the appointment of a receiver or liquidator or similar entity of a substantial part of the Company's assets, or the Company making a general assignment for the benefit of creditors. Interest on the Note upon an event of default will be 13% per annum. The Note may be prepaid, at the option of the Company, in whole or in part, at any time, without premium or penalty.

On August 8, 2019 and August 20, 2019, Jonah Meer and Ido Merfeld each made a $50,000 advance to the Company, respectively.

On December 19, 2019, we granted an immediately exercisable five-year option to purchase 325,000 shares of common stock at an exercise price of $2.00 per share to each of Jonah Meer and Ido Merfeld.

Between October 20, 2019 and December 9, 2019, Jonah Meer made an aggregate of $85,000 unsecured, non-interest bearing advances  to the Company.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K and the review of financial statements included in the Company's Quarterly Reports on Form 10-Q. The aggregate fees billed for professional services rendered by our principal accountant, Heaton & Company, PLLC (doing business as Pinnacle Accountancy Group of Utah), for audit and review services for the years ended December 31, 2019 and December 31, 2018 were $14,250 and $10,750, respectively.

We incurred no non-audit related fees, tax fees or other fees for professional services rendered by our principal accountant for the years ended December 31, 2019 and 2018.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Exhibit

3.1	Articles of Incorporation of the Company (1)
3.2	Certificate of Designation of Series A Preferred Stock (1)
3.3	Bylaws of the Company (1)
3.4	Amendment to Articles of Incorporation (2)
4.1	2016 Stock Option and Stock Award Plan (1)
4.2*	Description of Securities
10.1	$10,000 8% Convertible Debenture Agreement, dated September 1, 2016, between the Company and CubeSquare LLC (1)
10.2	License and Research Funding Agreement, dated December 14, 2016, between the Company and Ariel University R&D Co., Ltd. (1)
10.3	Form of Subscription Agreement for the Company's Regulation D private offering which closed January 27, 2017 (1)
10.4	Form of Common Stock Purchase Warrant for the Company's Regulation D private offering which closed January 27, 2017 (1)
10.5	Option Agreement between Trustees of Dartmouth College and the Company (3) **
10.6	Addendum #1 to License and Research Funding Agreement, effective December 13, 2017, between the Company and Ariel Scientific Innovations Ltd. (4)
10.7	Services Agreement, dated December 14, 2017, between Ariel Scientific Innovations Ltd., Ariel, Israel and the Company (4)
10.8	Subscription Agreement, dated January 23, 2017, between the Company and Coventus Holdings SA (4) (5)
10.9	Advisory Board Consulting Agreement, dated January 23, 2017, between the Company and Pavel Hilman (5)
10.10	First Amendment to $10,000 8% Convertible Debenture, dated September 28, 2017, between the Company and CubeSquare LLC (6)
10.11	$15,000 8% Convertible Debenture, dated September 27, 2017, between the Company and CubeSquare LLC(6)
10.12	Form of Advisory Board Member Consulting Agreement (6)
10.13	First Amendment to Services Agreement, dated April 12, 2018, between the Company and Ariel Scientific Innovations Ltd. (7)
10.14	Sponsored Research Agreement, made as of July 12, 2018, between the Company and Trustees of Dartmouth College (8)
10.15	Second Amendment to Services Agreement, dated December 12, 2018, between the Company and Ariel Scientific Innovations Ltd. (9)
10.16	First Amendment to $15,000 8% Convertible Debenture, dated September 9, 2018 (10)
10.17	Second Amendment to the $10,000 8% Convertible Debenture, dated September 9, 2018 (10)
10.18	Services Agreement, dated March 6, 2018, between the Company and Ariel Scientific Innovations Ltd. (11)
10.19	First Amendment to Services Agreement, dated April 11, 2019 between the Company and Ariel Scientific Innovations Ltd. (11)
10.20	$50,000 8% Demand Promissory Note, dated May 1, 2019 issued to CubeSquare, LLC (12)
10.21	Term Sheet, effective July 1, 2019, between the Company and John Bonfiglio (13)
10.22	Services Agreement, dated August 8, 2019, between the Company and PCG Advisory, Inc. (14)
10.23	Intellectual Property License Agreement, entered into on October 2,2019, between the Company and Trustees of Dartmouth College (15)
10.24	First Amendment to Sponsored Research Agreement, dated November 4, 2019, between the Company and Trustees of Dartmouth College (16)
10.25	Royalty and License Fee Sharing Agreement, dated November 30, 2019, between the Company and Ariel Scientific Innovations Ltd. (17)
10.26*	Third Amendment to Services Agreement, dated December 8, 2019, between the Company and Ariel Scientific Innovations Ltd.
10.27*	Form of Securities Purchase Agreement for 8% Convertible Promissory Notes
10.28*	Form of 8% Convertible Promissory Note
31*	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101*	Interactive Data Files
_____________
* Filed herewith
**Portions of Exhibit 10.5 have been omitted pursuant to a confidential treatment request granted by the SEC.

(1) Incorporated by reference to the corresponding exhibit to the Company's Registration Statement on Form S-1 filed with the SEC on March 13, 2017
(2) Incorporated by reference to the corresponding exhibit to the Company's Current Report on Form 8-K filed with the SEC on August 11, 2017
(3) Incorporated by reference to the corresponding exhibit to the Company's Current Report on Form 8-K filed with the SEC on October 20, 2017
(4) Incorporated by reference to the corresponding exhibit to the Company's Current Report on Form 8-K filed with the SEC on December 15, 2017
(5) Incorporated by reference to the corresponding exhibit to the Company's Current Report on Form 8-K filed with the SEC on February 12, 2017
(6) Incorporated by reference to the corresponding exhibit to the Company's Annual Report on Form 10-K filed with the SEC on March 2, 2018
(7) Incorporated by reference to the corresponding exhibit to the Company's Current Report on Form 8-K filed with the SEC on April 16, 2018
(8) Incorporated by reference to the corresponding exhibit to the Company's Current Report on Form 8-K filed with the SEC on July 18, 2018
(9) Incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K filed with the SEC on December 14, 2018
(10) Incorporated by reference to the corresponding exhibit to the Company's Annual Report on Form 10-K filed with the SEC on March 25, 2019
(11) Incorporated by reference to the corresponding exhibit to the Company's Current Report on Form 8-K filed with the SEC on April 16, 2019
(12) Incorporated by reference to the corresponding exhibit to the Company's Current Report on Form 8-K filed with the SEC on May 3, 2019
(13) Incorporated by reference to the corresponding exhibit to the Company's Current Report on Form 8-K filed with the SEC on June 27, 2019
(14) Incorporated by reference to the corresponding exhibit to the Company's Current Report on Form 8-K filed with the SEC on August 12, 2019
(15) Incorporated by reference to the corresponding exhibit to the Company's Current Report on Form 8-K filed with the SEC on October 8, 2019
(16) Incorporated by reference to the corresponding exhibit to the Company's Current Report on Form 8-K filed with the SEC on November 6, 2019
(17) Incorporated by reference to the corresponding exhibit to the Company's Current Report on Form 8-K filed with the SEC on December 3, 2019

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Qrons Inc.

Date: March 30, 2020	By:	/s/ Jonah Meer
Jonah Meer Chief Executive Officer, Chief Financial Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonah Meer	Chief Executive Officer, Chief Financial Officer, Secretary and a Director	March 30, 2020
Jonah Meer	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Ido Merfeld	President and a Director	March 30, 2020
Ido Merfeld