Form 10-Q
period 2020-03-31
Qrons Inc.
filed 2020-05-15
CIK 1689084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large accelerated filer[ ]	Accelerated filer [ ]
Non-accelerated filer[X]	Smaller reporting company [X]
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

Yes [  ]  No [X ]

As of May 15, 2020, there were 13,089,789 shares of the registrant's common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QRONS INC.

BALANCE SHEETS
(Unaudited)

	March 31, 2020	December 31, 2019

ASSETS
Current assets
Cash and cash equivalents	$22,961	$67,025
Prepaid expenses	26,850	56,265
Total current assets	49,811	123,290

TOTAL ASSETS	$49,811	$123,290

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$153,785	$140,967
Accounts payable and accrued liabilities – related party	37,488	34,907
Demand loans, related party	50,000	50,000
Advances from related party	240,000	185,000
Unsecured short-term advances	100,000	100,000
Convertible note – related party, net of debt discount	25,000	25,000
Convertible note, net of debt discount	16,646	6,171
Derivative liabilities	104,192	89,367
Total current liabilities	727,111	631,412

Total liabilities	727,111	631,412

Stockholders' equity (deficit)
Series A Preferred stock: $0.001 par value, shares authorized 10,000; 2,000 shares issued and outstanding at March 31, 2020 and December 31, 2019	2	2
Common stock, $0.0001 par value: shares authorized 100,000,000; 13,089,789 shares issued and outstanding at March 31, 2020 and December 31, 2019	1,309	1,309
Additional paid-in capital	6,632,001	6,561,047
Accumulated deficit	(7,310,612)	(7,070,480)
Total stockholder's equity (deficit)	(677,300)	(508,122)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$49,811	$123,290

The accompanying notes are an integral part of these unaudited financial statements.

QRONS INC.

STATEMENTS OF OPERATIONS
(unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

Net sales	$-	$-

Operating expenses:
Research and development expenses	171,568	165,154
Professional fees	23,624	15,586
General and administrative expenses	23,746	82,774
Total operating expenses	218,938	263,514

Income (loss) from operations	(218,938)	(263,514)

Other income (expense)
Interest expense	(14,284)	(496)
Change in derivative liabilities	(6,910)	2,549
Total other income (expense)	(21,194)	2,053

Net (loss)	$(240,132)	$(261,461)

Net (loss) per common shares (basic and diluted)	$(0.02)	$(0.02)

Weighted average shares outstanding
(basic and diluted)	13,089,789	12,910,865

The accompanying notes are an integral part of these unaudited financial statements.

QRONS INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(unaudited)

	Series A Preferred Shares		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2019	2,000	$2	13,089,789	$1,309	$6,561,047	$(7,070,480)	$(508,122)
Stock options granted to non-employees as research and development costs	-	-	-	-	67,554	-	67,554
Warrants granted as financing costs	-	-	-	-	3,400	-	3,400
Net loss for the period	-	-	-	-	-	(240,132)	(240,132)
Balance, March 31, 2020	2,000	$2	13,089,789	$1,309	$6,632,001	$(7,310,612)	$(677,300)

	Series A Preferred Shares		Common Stock		Additional Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, December 31, 2018	2,000	2	12,872,309	1,287	5,629,694	(5,523,708)	107,275
Shares issued for stock awards for business advisory services	-	-	30,000	3	37,497	-	37,500
Stock options granted to non-employees as research and development costs	-	-	-	-	45,442	-	45,442
Shares issued in private placement	-	-	40,000	4	39,996	-	40,000
Net loss for the period	-	-	-	-	-	(261,461)	(261,461)
Balance, March 31, 2019	2,000	$2	12,942,309	$1,294	$5,752,629	$(5,785,169)	$(31,244)

The accompanying notes are an integral part of these unaudited financial statements.

QRONS INC.

STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31,
	2020	2019
Cash Flows From Operating Activities
Net loss	$(240,132)	$(261,461)
Adjustments to reconcile net loss to net cash (used by) operating activities:
Stock options issued for research and development expense	67,554	45,442
Stock awards issued for advisory and consulting services	-	37,500
Warrants granted as financing costs	3,400	-
Accretion of debt discount	8,390	-
Change in derivative liabilities	6,910	(2,549)
Changes in operating assets and liabilities:
Prepaid expenses	29,415	30,378
Accounts payable and accrued liabilities	12,818	15,092
Accounts payable and accrued liabilities, related party	2,581	496
Net cash (used by) operating activities	(109,064)	(135,102)

Cash Flows From Investing Activities
Net cash provided from (used by) investing activities	-	-

Cash Flows From Financing Activities
Proceeds from convertible notes	10,000	-
Proceeds from private placement	-	40,000
Proceeds from related party advances	55,000	-
Net cash provided from financing activities	65,000	40,000

Increase (decrease) in cash and cash equivalents	(44,064)	(95,102)

Cash at beginning of year	67,025	143,862
Cash at end of year	$22,961	$48,760

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
Derivative liability associated with debt discount	$7,915	$-

The accompanying notes are an integral part of these unaudited financial statements.

QRONS INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2020 and 2019

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

The Company is a preclinical stage biotechnology company developing advanced stem cell-synthetic hydrogel-based solutions to combat neuronal injuries and focused on achieving a breakthrough in the treatment of traumatic brain injuries ("TBIs") for both concussions and penetrating injuries, an unmet medical need.  The Company collaborates with universities and scientists in the fields of regenerative medicine, tissue engineering and 3D printable hydrogels to develop a treatment that integrates proprietary, engineered mesenchymal stem cells (“MSCs”), synthetic hydrogels, 3D printable implant, smart materials and a novel delivery system.

On March 15, 2019, the Company relocated its principal executive office from Miami, Florida to 50 Battery Place, #7T, New York, New York 10280.

Note 2 – Summary of Significant Accounting Policies

Financial Statement Presentation:  The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements  included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Research and Development Costs: The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, "Research and Development." Research and development costs were $171,568 and $165,154 for the three months ended March 31, 2020 and 2019, respectively.

QRONS INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2020 and 2019

Note 2 – Summary of Significant Accounting Policies (continued)

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred. The Company incurred $19,500 and $48,387 in advertising and marketing costs during the three months ended March 31, 2020 and 2019, respectively.

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

The following table provides a summary of the fair value of the Company’s derivative liabilities as of March 31, 2020 and December 31, 2019:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of March 31, 2020:
Liabilities
Derivative liabilities	$-	$-	$104,192

As of December 31, 2019:
Liabilities
Derivative liabilities	$-	$-	$89,367

QRONS INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2020 and 2019

Note 2 – Summary of Significant Accounting Policies (continued)

Warrants: The Company accounts for common stock warrants in accordance with applicable accounting guidance provided in ASC Topic 815 "Derivatives and Hedging – Contracts in Entity's Own Equity" (ASC Topic 815), as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement.  For warrants classified as equity instruments the Company applies the Black Scholes model and expenses the fair value as financing costs.

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

Potential common stock consists of the incremental common stock issuable upon the exercise of common stock warrants (using the if-converted method), convertible notes, classes of shares with conversion features, and stock awards and stock options. The computation of basic loss per share for the three months ended March 31, 2020 and the year ended December 31, 2019 excludes potentially dilutive securities of underlying share purchase warrants, convertible notes, stock options and preferred shares, because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted.

The table below reflects the potentially dilutive securities at each reporting period which have been excluded from the computation of diluted net loss per share:

	March 31, 2020	December 31, 2019
Research Warrants at 3% of issued and outstanding shares	392,694	392,694
Convertible Notes	319,029	261,107
Series A Preferred shares	700	700
Stock options vested	2,423,335	2,331,669
Stock options not yet vested	141,665	183,331
Stock purchase warrants	80,000	70,000
Total	3,357,423	3,239,501

New Accounting Pronouncements: Certain new accounting pronouncements that have been issued are not expected to have a material effect on the Company’s financial statements.

QRONS INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2020 and 2019

Note 3 – Going Concern

The Company has experienced net losses to date, and it has not generated revenue from operations.  While the Company raised proceeds of $65,000 during the three months ended March 31, 2020 and $470,000 during the year ended December 31, 2019, respectively, by way of private placement offerings to accredited investors, loans and advances from its officers and directors and third party short term loans, it does not believe its resources will be sufficient to meet its operating and capital needs beyond the second quarter of 2020. The Company expects it will require additional capital to fully implement the scope of its proposed business operations, which raises substantial doubt about its ability to continue as a going concern.  The Company will have to continue to rely on equity and debt financing, and continued support from its officers and directors. There can be no assurance that financing, whether debt or equity, will always be available to the Company in the amount required at any particular time or for any particular period or, if available, that it can be obtained on favorable terms. In addition, if the Company is unable to obtain adequate capital due to the continued spread of COVID-19, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amount and classification of liabilities that might cause results from this uncertainty.

Note 4 – Convertible Note – Related Party and Derivative Liabilities

On September 1, 2016, the Company entered into a convertible debenture agreement with CubeSquare, LLC ("CubeSquare"), of which its Chief Executive Officer is the managing partner and its President is a 25% owner of CubeSquare. The Company received proceeds of $10,000 during fiscal 2016 ("Note 1"). The note bears interest at 8% per annum and was due on September 1, 2017. Interest accrues from September 1, 2016 and is payable on maturity. Interest is payable, at the lender's option, in cash or common stock. Any portion of the loan and unpaid interest is convertible at any time at the option of CubeSquare into shares of common stock of the Company at a conversion price of the greater of (i) $0.0625 per share if the Company's shares are not trading on a public market and; (ii) in the event the Company's shares are listed for trading on a public market, the conversion price shall be equal to a 50% discount to  the average of the five  lowest trading prices during the previous twenty trading days prior to the date of the notice of conversion from the lender.

On September 28, 2017, the Company and CubeSquare amended Note 1 to extend the maturity date from September 1, 2017 to September 1, 2018; on September 9, 2018, the Company further amended Note 1 to extend the maturity date to September 1, 2019; and on September 1, 2019, the Company further amended Note 1 to extend the maturity date to September 1, 2020, under the same terms and conditions.

On September 27, 2017, the Company entered into a second convertible debenture agreement with CubeSquare under which the Company received proceeds of $15,000 (Note 2). Note 2 bears interest at 8% per annum and was due on September 27, 2018. Interest  accrues from September 27, 2017 and is payable on maturity.   Any portion of the principal and unpaid interest under the note is convertible at any time at the option of CubeSquare  into shares of common stock of the Company at a conversion price equal to a 50% discount to the average of the five lowest trading prices during the previous twenty trading days prior to the date of the notice of conversion from CubeSquare. On September 9, 2018, Note 2 was amended to extend the maturity date until September 27, 2019.

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

QRONS INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2020 and 2019

Note 4 – Convertible Note – Related Party and Derivative Liabilities (continued)

The carrying value of these convertible notes is as follows:

	March 31, 2020	December 31, 2019
Face value of certain convertible notes	$25,000	$25,000
Less: unamortized discount	-	-
Carrying value	$25,000	$25,000

We recorded interest expenses of $501 and $496 for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, and December 31, 2019, the unpaid interest balance under Accounts payable and accrued liabilities – related party was $5,933 and $5,432, respectively.

As a result of the application of ASC No. 815 in the three months ended March 31, 2020, the fair value of the conversion feature is summarized as follows:

Balance at December 31, 2018	$36,827
Change in fair value	355
Balance at December 31, 2019	37,182
Change in fair value	4,165
Balance at March 31, 2020	$41,347

The fair value at the commitment and re-measurement dates for the Company's derivative liabilities were based upon the following management assumptions as of March 31, 2020 and December 31, 2019 and the commitment date:

	Commitment Date	March 31, 2020	December 31, 2019
Expected dividends	0	0	0
Expected volatility	101% ~103%	178% ~ 190%	167% ~ 180%
Expected term	0.92 ~ 1 year	0.21 year	0.26 year
Risk free interest rate	1.33%	0.15	1.60%

Note 5 – Convertible Note and Derivative Liabilities

In December 2019 we issued and sold in a private offering 8% convertible notes in the aggregate principal amount of $70,000. Such notes are due on December 31, 2021 and are convertible into shares of our common stock at a conversion price (the "Conversion Price") for each share of common stock equal to the lesser of: (a) $.50, (b) the lowest price at which the Company has converted any convertible security of the Company (to the holder or to any third party) within 30 trading days prior to the date of delivery of the applicable Notice of Conversion; and (c) so long as lower than (a) or (b), such price per share of common stock as the Company and the holder may agree from time to time.  In connection with the 8% convertible note issuance, we issued warrants to purchase an aggregate of 70,000 shares of common stock at an exercise price of $1.00.

During the three months ended March 31, 2020 we issued and sold in a private offering 8% convertible notes in the principal amount of $10,000, due on February 19, 2022  convertible into shares of our common stock at a conversion price (the "Conversion Price") for each share of common stock equal to the lesser of: (a) $0.50; (b) the lowest price at which the Company has converted any convertible security of the Company (to the holder or to any third party) within 30 trading days prior to the date of delivery of the applicable Notice of Conversion; and (c) so long as lower than (a) or (b), such price per share of common stock as the Company and the holder may agree from time to time.  In connection with the 8% convertible note issuance, we issued warrants to purchase an aggregate of 10,000 shares of common stock at an exercise price of $1.00.

QRONS INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2020 and 2019

Note 5 – Convertible Note and Derivative Liabilities (continued)

We recorded interest expenses of $1,486 for the three months ended March 31, 2020 in respect of the aforementioned notes.

The convertible notes qualify for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The derivative liability of the $80,000 convertible notes was calculated using the Black-Scholes pricing model to be $72,689.

The carrying value of these convertible notes is as follows:

	March 31, 2020	December 31, 2019
Face value of certain convertible notes	$80,000	$70,000
Less: unamortized discount	(63,354)	(63,829)
Carrying value	$16,646	$6,171

Amortization of the discount during the three months ended March 31, 2020 totaled $8,390 which amounts have been recorded as interest expense.

As a result of the application of ASC No. 815 for the three months ended March 31, 2020 and the year ended December 31, 2019, the fair value of the conversion feature is summarized as follows:

Balance at December 31, 2018	$-
Derivative addition associated with convertible notes	64,774
Change in fair value	(12,589)
Balance at December 31, 2019	52,185
Derivative addition associated with convertible notes	7,915
Change in fair value	2,745
Balance at March 31, 2020	$62,845

The fair value at the commitment and re-measurement dates for the Company's derivative liabilities were based upon the following management assumptions as of March 31, 2020 and December 31, 2019 and the commitment date:

	Commitment Date	March 31, 2020	December 31, 2019
Expected dividends	0	0	0
Expected volatility	154% ~173%	177% ~ 183%	156%
Expected term	2.10 year	1.83 ~ 1.91 year	2 year
Risk free interest rate	1.42 ~ 1.65%	0.23%	1.58%

Note 6 – Unsecured Short-Term Advance from Third Party

On June 20, 2019, the Company received $100,000 from a third party in the form of an unsecured, demand, non-interest bearing, short term advance to meet its operating needs. The advance remains outstanding at March 31, 2020 and December 31, 2019.

QRONS INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2020 and 2019

Note 7 – Related Party Transactions

(1)	Demand Loan from related party

On May 1, 2019, the Company issued a promissory note (the "Note") to CubeSquare in the principal amount of $50,000. The Note bears interest at the rate of 8% per annum and is due and payable by the Company upon demand from CubeSquare. We recorded interest expenses of $1,008 for the three months ended March 31, 2020. As of March 31, 2020, and December 31, 2019, the unpaid interest balance under Accounts payable and accrued liabilities – related party was $3,671 and $2,663, respectively.

(2)	Advances from Related Parties

During the year ended December 31, 2019, the Company received $135,000 from Jonah Meer, its Chief Executive Officer, in the form of an unsecured, demand, non-interest bearing, short term advance to help meet its operating needs. During the three months ended March 31, 2020, the Company received an additional $35,000 from Jonah Meer.

On August 20, 2019, the Company received $50,000 from Ido Merfeld, its President, in the form of an unsecured, demand, non-interest bearing, short term advance to help meet its operating needs. During the three months ended March 31, 2020, the Company received an additional $10,000 from Ido Merfeld.

During the three months ended March 31, 2020, the Company received $10,000 from CubeSquare, of which its Chief Executive Officer is the managing partner and its President is a 25% owner, in the form of an unsecured, demand, non-interest bearing, short term advance to help meet its operating needs.

(3)	Others

During the year ended December 31, 2019, Jonah Meer, the Company’s Chief Executive Officer, made payments to various vendors in the accumulated amount of $25,642. During the three months ended March 31, 2020, Jonah Meer, the Company’s Chief Executive Officer, made payments to various vendors in the accumulated amount of $3,664, and repaid in cash of $2,092. The balance of $27,214 is reflected in accounts payable, related party.

During the year ended December 31, 2019, Ido Merfeld, the Company’s President, made payments to various vendors in the accumulated amount of $1,169.  The balance of $11,169 is reflected in accounts payable, related party.

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

In addition, upon the occurrence of an Exit Event (as defined in the License Agreement) of the Company or of any affiliate commercializing the products, the Company was obligated to issue to Ariel an immediately exercisable warrant for that number of shares equal to 4% of the issued and outstanding shares of the Company at the time of issuance. The Company and Ariel entered into Addendum #1 to the License Agreement, effective December 13, 2017 (the "Addendum") pursuant to which Ariel was permitted to exercise a portion of the warrant granted pursuant to the License Agreement. On December 13, 2017, the Company issued 119,950 shares of common stock to Ariel, representing 1% of the issued and outstanding shares of the Company on such date, and valued at $335,860. The right to the balance of the shares subject to the warrant remained subject to the terms of the License Agreement and the occurrence of an Exit Event. . In addition, the Addendum provided that Ariel may not request a demand registration until the balance of the shares subject to the warrant was exercised.

In addition to the other payments, the Company was obligated to pay Ariel upon the occurrence of the following milestone events, additional payments within 6 months of completion of the milestone:

QRONS INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2020 and 2019

Note 8 – License and Research Funding Agreement / Royalty Agreement (continued)

-	Upon successful clinical FDA Phase II completion - $130,000; and
-	Upon successful clinical FDA Phase III completion - $390,000

Upon successful development and commercialization and in recognition of the rights and licenses granted to the Company pursuant to the License Agreement, the Company was subject to certain royalty payments as specified in the License Agreement.

In lieu of extending the research financing and research period under the License Agreement with Ariel beyond the initial 12 months, on December 14, 2017, the Company entered into a Services Agreement (the “First Services Agreement”) pursuant to which a team at Ariel University, with  Professor Danny Baranes as Principal Investigator, will conduct molecular biology research activities involving the testing of scaffold materials for the Company. As compensation for such services, the Company paid Ariel (i) $17,250 on December 19, 2017 and an additional $17,250 on April 26, 2018.  On April 12, 2018, the First Services Agreement was amended (the “First Amendment”) to provide for the payment by the Company of an additional monthly fee, commencing March 2018, of up to 8,000 Israeli shekels as compensation for additional costs which the Company may request.

On March 6, 2018, the Company entered into an additional service agreement with Ariel (the “Second Services Agreement”) for the services of Professor Gadi Turgeman and his neurobiology research team in their lab pursuant to which the Company paid Ariel $20,580 on each of March 19, 2018 and August 22, 2018.

On December 12, 2018, the Company further amended the First Services Agreement (the "Second Amendment") with Ariel to extend the term thereof for an additional twelve-month period until December 14, 2019. Pursuant to the Second Amendment, the Company paid Ariel $17,250 on each of December 28, 2018 and June 24, 2019. All other terms and conditions of the Services Agreement not amended remain in effect.

On December 8, 2019, the Company further amended the First Services Agreement with Ariel (the "Third Amendment") to extend the term thereof for an additional twelve-month period until December 14, 2020.  Pursuant to the Third Amendment, the Company paid Ariel $17,250 on January 13, 2020 and is obligated to pay Ariel an additional $17,250 by May 1, 2020 All other terms and conditions of the First Services Agreement not amended remain in effect.

On July 12, 2018, the Company entered into a one-year sponsored research agreement (the “Sponsored Research Agreement”) with the Trustees of Dartmouth College (“Dartmouth”) pursuant to which the Company will support and fund the cost of research conducted by Dartmouth of mutual interest to the parties in accordance with the Agreement.  Intellectual property invented or developed solely by a party shall be owned by such party and intellectual property jointly invented or developed shall be jointly owned.  Dartmouth retains an irrevocable worldwide right to use intellectual property owned by it resulting from its research under the Agreement on a non-exclusive royalty-free basis for research and education purposes. The Agreement may be terminated earlier than one year upon written agreement of the parties, a material breach which is not cured within 30 days of notice thereof, if Professor Ke no longer conducts the research under the Agreement and a successor acceptable to both parties is not available, or in the event of an unauthorized assignment of the Company's rights and obligations under the Agreement.  On November 4, 2019, the parties entered into an amendment to the Sponsored Research Agreement to extend the term of the Agreement through July 14, 2020.

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

QRONS INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2020 and 2019

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

QRONS INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2020 and 2019

Note 10 – Commitments

(1)	Service Agreement with Ariel Scientific Innovations Ltd.

On December 14, 2017, the Company entered into the First Services Agreement pursuant to which a team at Ariel with Prof. Danny Baranes, as Principal Investigator, will conduct molecular biology research activities involving the testing of implant materials for the Company. As compensation for the services provided, the Company paid Ariel $17,250 on each of December 19, 2017 and April 26, 2018.

On April 12, 2018, the First Services Agreement was amended to provide for the payment by the Company of an additional monthly fee, commencing March 31, 2018, of up to $2,200 (8,000 Israeli shekels) as compensation for additional costs which the Company may request. During the year ended December 31, 2018, the Company paid $16,935 for these additional costs.

On December 12, 2018, the Company further amended the First Services Agreement with Ariel (the "Second Amendment") to extend the term thereof for an additional twelve-month period until December 14, 2019. Pursuant to the Second Amendment, the Company paid Ariel $17,250 on each of December 28, 2018 and June 24, 2019. All other terms and conditions of the Services Agreement not amended remain in effect.

On December 8, 2019, the Company further amended the First Services Agreement with Ariel (the "Third Amendment") to extend the term thereof for an additional twelve-month period until December 14, 2020. Pursuant to the Third Amendment, the Company paid Ariel $17,250 on January 13, 2020 and is obligated to pay Ariel an additional $17,250 by May 1, 2020 All other terms and conditions of the First Services Agreement not amended remain in effect.

During the three months ended March 31, 2020 and 2019, $8,625 were expensed, and the remaining $7,187 (December 31, 2019 - $15,812), which amount is reflected on the Company's balance sheets as prepaid expenses, will be expensed in a subsequent period.

(2)	Service Agreement with Ariel - Dr. Gadi Turgeman

On March 6, 2018, the Company entered into the Second Services Agreement for the services of Professor Gadi Turgeman and his neurobiology research team in their lab. As compensation for the services provided, the Company paid Ariel $20,580 on each of March 19, 2018 and August 22, 2018.

The Second Services Agreement may be terminated by the non-breaching party upon a material breach that is not cured within 30 days or by the Company upon thirty days' prior written notice to Ariel. Ariel must keep confidential information of the Company confidential for six years after the term of the Services Agreement.

On April 11, 2019, the Company amended the Second Services Agreement (the "First Amendment") with Ariel which it entered into on March 6, 2018, to extend the term thereof for an additional twelve months until March 6, 2020. Pursuant to the First Amendment, the Company paid Ariel an aggregate of $41,160 in quarterly payments of $10,290 on each of April 11, 2019, June 1, 2019, September 1, 2019 and December 1, 2019 for the services of Professor Gadi Turgeman and his neurobiology research team and the use of his lab. The agreement was not renewed upon expiration.

During each of the three-month periods ended March 31, 2020 and 2019, $10,290 was expensed.

QRONS INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2020 and 2019

Note 10 – Commitments

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

On January 23, 2018, the Company entered into a one-year advisory board member consulting agreement with Pavel Hilman, the controlling shareholder of Conventus Holdings SA, a BVI corporation ("Conventus"), under which Mr. Hilman will serve on the Company's Advisory Board as a business advisor. The Advisory Board Agreement will automatically renew for up to two additional one-year periods, unless earlier terminated by either party upon 30 days' prior written notice to the other party. In consideration for serving on the Advisory Board, the Company awarded 10,000 shares of its common stock to Mr. Hilman under its 2016 Stock Option and Stock Award Plan. On January 28, 2019, the Company issued 30,000 shares of common stock to Mr. Hilman for his continuing service on the Company's Advisory Board.

QRONS INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2020 and 2019

Note 10 – Commitments

(4)	Business Advisory Board Agreement (continued)

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

On February 10, 2020, the Company entered into a one-year advisory board member consulting agreement with Michael Maizel under which Mr. Maizel will serve on the Company's Advisory Board as a business advisor. The Advisory Board Agreement will automatically renew for up to two additional one-year periods, unless earlier terminated by either party upon 30 days' prior written notice to the other party. In consideration for serving on the Advisory Board, the Company granted an option to purchase 50,000 shares of common stock under the 2016 Stock Option and Award Plan subject to certain vesting terms.

(5)	Investor Relations Agreement

On August 8, 2019, the Company entered into a six-month services agreement with PCG Advisory, Inc. ("PCG") under which agreement PCG will provide investor relations and capital market advisory services to the Company. In consideration therefor, the Company will pay PCG a monthly cash fee of $5,000 ($2,500 of which will be deferred until the Company raises at least $300,000 in a financing) and issued 50,000 shares of its common stock on August 8, 2019. After the initial six-month term, the agreement will automatically renew on a month-to-month basis unless either party notifies the other of its desire to terminate the agreement or by the Company if PCG fails to comply with securities laws, makes an untrue statement of material facts or omits to state any material fact in connection with an investment in the Company or breaches a representation, warranty or covenant in the agreement. The Company notified PCG in March 2020 that it currently was not renewing the agreement.

(6)	Sponsored Research Agreement

On July 12, 2018, the Company entered into a one-year Sponsored Research Agreement with Dartmouth pursuant to which the Company will support and fund the cost of research conducted by Dartmouth of mutual interest to the parties in accordance with the Agreement.  Intellectual property invented or developed solely by a party shall be owned by such party and intellectual property jointly invented or developed shall be jointly owned.  Dartmouth retains an irrevocable worldwide right to use intellectual property owned by it resulting from its research under the Agreement on a non-exclusive royalty-free basis for research and education purposes. The Company funded $36,293 on August 20, 2018, $18,147 on December 17, 2018 and  $18,146 on June 20, 2019.

On November 4, 2019, the parties entered into an amendment to the Sponsored Research Agreement to extend the term of the Agreement through July 14, 2020. The Company funded $37,790 on November 4, 2019, $18,895 on December 1, 2019 and $18,895 on June 1, 2020.

During the three months ended March 31, 2020 and 2019, $18,895 and $18,147 were expensed, respectively, and the remaining $3,150 (December 31, 2019 - $22,045), which amount is reflected on the Company's balance sheets as prepaid expenses, will be expensed in the applicable period.

QRONS INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2020 and 2019

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

Stock Awards:

On January 28, 2019, the Company issued 30,000 shares to Pavel Hilman under its 2016 Stock Option and Stock Award Plan which shares were fully vested and recorded as advisory services on issuance of common stock to Pavel Hilman for his continuing service on the Company's Board of Advisors.

In connection with a Term Sheet, on July 1, 2019, Dr. Bonfiglio was granted (i) 50,000 shares of common stock of the Company, 37,500 of which shares vested upon issuance on July 1, 2019 and 12,500 of which shares will vest on the earlier of (i) January 1, 2020 and (ii) the date the Company raises equity capital of $500,000, provided Dr. Bonfiglio is in the employ of the Company on such date. Mr. Bonfiglio was terminated, effective November 30, 2019.  All unvested stock awards were terminated on such date.

On September 18, 2019, the Company awarded 25,000 shares of common stock to Derrick Chambers, a member of its advisory board, under its 2016 Stock Option and Stock Award Plan, which shares were fully vested and recorded as advisory services on issuance.

	March 31,	March 31,
	2020	2019
Number of shares vested in period	-	30,000
Weighted average fair market value per share	$-	$1.25
Stock based compensation recognized	$-	$37,500

Stock Options:

(a)	Stock Options granted to Science Advisors and Business Advisors

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

QRONS INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2020 and 2019

Note 11 – Stock Plan (continued)

Stock Options: (continued)

(a)	Stock Options granted to Science Advisors and Business Advisors: (continued)

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

On February 10, 2020 the Company granted three-year options to purchase an aggregate of 50,000 shares of its common stock at an exercise price of $2.00 per share, to Michael Maizels for serving as a Business Advisor. 25,000 of such shares subject to the option were immediately exercisable and expire on February 10, 2023, and 25,000 shares vest on February 10, 2021 and expire on February 10, 2024.

(b)	Stock Options granted to Employees:

On December 10, 2018, under the 2016 Stock Option and Award Plan, the Board awarded an employee the following three-year stock options: (i) an option to purchase 33,334 shares of common stock, exercisable on December 10, 2018 at an exercise price of $2.00 per share (ii) an option to purchase 33,333 shares of common stock exercisable on December 10, 2019 at an exercise price of $2.00 per share, and (iii) an option to purchase 33,333 shares of common stock exercisable on December 10, 2020 at an exercise price of $2.00 per share, provided the advisor is still providing services to the Company.  On March 23, 2020, the Company accelerated the vesting provision such that options previously vesting on December 10, 2020 shall vest immediately with an expiration date of March 23, 2023.

QRONS INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2020 and 2019

Note 11 – Stock Plan (continued)

Stock Options: (continued)

(b)	Stock Options granted to Employees: (continued)

On December 10, 2019, under the 2016 Stock Option and Award Plan, the Board awarded an employee, the following three-year stock options: (i) an option to purchase 33,334 shares of common stock, exercisable on December 10, 2019 at an exercise price of $2.00 per share (ii) an option to purchase 33,333 shares of common stock exercisable on December 10, 2020 at an exercise price of $2.00 per share, and (iii) an option to purchase 33,333 shares of common stock exercisable on December 10, 2021 at an exercise price of $2.00 per share, provided the advisor is still providing services to the Company.  On March 23, 2020, the Company accelerated the vesting provision such that options previously vesting on December 10, 2020 and December 10, 2021 shall vest immediately with an expiration date of March 23, 2023.

The following table is the recognized compensation in respect of the above stock option compensation ((a) and (b)) which amount has been allocated as below:

	Three Months ended
	March 31,
	2020	2019

Research and development expenses	$67,554	$45,442

As of March 31, 2020, and December 31, 2019, total unrecognized compensation remaining to be recognized in future periods totaled $63,599 and $105,683 respectively.

(c)	Stock Options granted to Officers:

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
March 31, 2020 and 2019

Note 11 – Stock Plan (continued)

The following table is the recognized compensation in respect of the above stock option compensation, which amounts have been allocated as general and administrative expenses:

	Three Months ended
	March 31,
	2020	2019
General and administrative expenses	$-	$-

As of March 31, 2020, and December 31, 2019, total unrecognized compensation remaining to be recognized in future periods totaled $0.

The fair value of each option award referenced above is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions at the measurement date(s):

Measurement date
Dividend yield	0%
Expected volatility	114.69 ~ 186.80%
Risk-free interest rate	1.36% ~ 2.68%
Expected life (years)	3 ~ 5
Stock Price	$0.62 ~ 2.80
Exercise Price	$0.40 ~ 2.00

A summary of the activity for the Company's stock options at March 31, 2020 and December 31, 2019, is as follows:

	March 31, 2020		December 31, 2019
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	2,515,000	$1.97	1,615,000	$1.97
Granted	50,000	$2	950,000	$2
Exercised	-	$-	-	$-
Canceled		$2	(50,000	$2
Outstanding, end of period	2,565,000	$1.987	2,515,000	$1.987
Options exercisable, end of period	2,423,335	$1.98	2,331,669	$1.98
Options expected to vest, end of period	141,665	$1.98	183,331	$1.98
Weighted average fair value of options granted		$1.60		$1.62

Note 12 – Capital Stock

Authorized:

The Company has authorized 100,000,000 shares of common stock, par value $0.0001, and 10,000 shares of preferred stock which is designated as Series A Preferred Stock, par value $0.001.

QRONS INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2020 and 2019

Note 12 – Capital Stock (continued)

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

There was a total of 2,000 shares of Series A Preferred Stock issued and outstanding as of March 31, 2020 and December 31, 2019.

Common Stock

Common stock issued during the three months ended March 31, 2020.

None.

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

There was a total of 13,089,789 shares of common stock issued and outstanding as of March 31, 2020 and December 31, 2019.

QRONS INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2020 and 2019

Note 12 – Capital Stock (continued)

Common Stock Purchase Warrants

As of March 31, 2020 and December 31, 2019, the following common stock purchase warrants were outstanding:

	Warrants		Weighted Average Exercise Price
Outstanding – December 31, 2018	52,000	(1)	$0.40
Granted	70,000	(3)	1.00
Forfeited/Canceled	-		-
Exercised	(52,000)	(2)	0.40
Outstanding – December 31, 2019	70,000		1.00
Granted	10,000	(4)	1.00
Forfeited/Canceled	-		-
Exercised	-		-
Outstanding – March 31, 2020	80,000		$1.00

(1) Each two shares of common stock purchased in a private placement offering included one warrant to purchase an additional share of common stock at an exercise price of $0.40.

(2) During the year ended December 31, 2019, investors exercised warrants to purchase an aggregate of 52,000 shares of common stock and received 9,980 shares for exercises on a cashless basis.

(3) During the year ended December 31, 2019, the Company granted convertible notes holders accumulated 70,000 stock purchase warrants at an exercise price of $1.00. The fair value of the aforementioned warrants was $36,410 and recorded as financing cost.

(4) During the three months ended March 31, 2020, the Company granted a convertible note holder 10,000 stock purchase warrants at an exercise price of $1.00. The fair value of the aforementioned warrants was $3,400 and recorded as financing cost.

In accordance with authoritative accounting guidance, the fair value of the outstanding common stock purchase warrants was calculated using the Black-Scholes option-pricing model with the following assumptions at the measurement date(s):

Measurement date
Dividend yield	0%
Expected volatility	97.90~155.19%
Risk-free interest rate	0.37~1.72%
Expected life (years)	2.71~5.00
Stock Price	$0.25 ~ $0.65
Exercise Price	$0.40 ~ $1.00

QRONS INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 2020 and 2019

Note 13 – Other Events

Due to the uncertainty caused by the current COVID-19 pandemic, on March 23, 2020, the Company gave 30 days’ notice of termination of employment to its employees. Further, as a result of such pandemic, the laboratory at Ariel has been closed and Professor Chenfeng Ke’s research laboratory at Dartmouth has been closed since approximately mid-March 2020.  We are currently continuing lab research offsite, compiling test results and working on perfecting our intellectual property. We also recently entered into an agreement with Dartmouth for the allocation of rights resulting from certain 3D printing research under a research grant from the State of New Hampshire. However, we do not currently know the full affect of COVID-19 on our operations or the extent of potential delays of research under our service and research agreements.

Note 14 – Subsequent Events

On April 21, 2020 the Company received $5,000 as a forgivable small business loan upon submission of a successful application to the Federal government as a result of the COVID 19 pandemic.  The funds are intended to provide temporary economic relief to businesses that are impacted by the pandemic.

The Company has evaluated events for the period from March 31, 2020 through the date of the issuance of these financial statements and determined that there are no additional events requiring disclosure.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements for the three months ended March 31, 2020 and the notes thereto appearing elsewhere in this Report and the Company's audited financial statements for the fiscal year ended December 31, 2019, as filed with the SEC in its Annual Report on Form 10-K on March 30, 2020, along with the accompanying notes. As used in this Quarterly Report, the terms "we", "us", "our", and the "Company" means BioLabMart Inc. prior to August 8, 2017 and Qrons Inc. since August 8, 2017.

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

To date, the Company has two product candidates for treating penetrating and non-penetrating (concussion-like) TBIs, both integrating proprietary, anti-brain inflammation synthetic hydrogel and modified MSCs.  QS100TM is an injury specific, 3D printable, implantable MSCs-synthetic hydrogel, to treat penetrating brain injuries and QS200TM is an injectable MSCs-synthetic hydrogel for the treatment of diffused injuries commonly referred to as concussions.

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

Sponsored Research Agreement with Dartmouth

On July 12, 2018, the Company entered into a one-year Sponsored Research Agreement with Dartmouth (the “Sponsored Research Agreement”) pursuant to which the Company will fund research conducted by Dartmouth of mutual interest to the parties in accordance with the Agreement. Intellectual property invented or developed solely by a party shall be owned by such party and intellectual property jointly invented or developed shall be jointly owned. Dartmouth shall retain an irrevocable worldwide right to use intellectual property owned by it resulting from its research under the Sponsored Research Agreement on a non-exclusive royalty-free basis for research and education purposes.

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

Services Agreements with Ariel

On December 14, 2017, the Company entered into a 12-month services agreement with Ariel (the "Services Agreement") pursuant to which a team at Ariel University, with Professor Danny Baranes acting as Principal Investigator, will conduct molecular biology research activities involving the testing of implant materials for the Company. If Professor Baranes ceases to provide services, the Company must be notified and a replacement acceptable to the Company must be found within 30 days or the Company may terminate the Services Agreement. As compensation for such services, the Company paid Ariel (i) $17,250 on December 19, 2017 and (ii) $17,250 on April 26, 2018. On April 12, 2018, the Services Agreement was amended to provide for the payment by the Company of an additional monthly fee, commencing March 2018, of up to 8,000 Israeli shekels as compensation for additional costs which the Company may request.

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

Plan of Operations

To date, we have two product candidates for treating penetrating and non-penetrating (concussion-like) TBIs. We have completed an in-vivo efficacy experiment with QS100TM for treating penetrating brain injuries in an animal model that was successful in substantiating our theories and practices regarding cell regeneration. We have completed animal in-vivo efficacy experiments with QS200TM for treating concussions and other diffused axonal injuries. Subject to the impact of the COVID-19 pandemic as described below, in the next 12 months, we plan on completing development of our product candidates. This will require us to continue working with Dartmouth under the Sponsored Research Agreement in our development of innovative 3D printable biocompatible advanced materials and stem cell delivery techniques. At our research facilities located in Ariel’s labs, our Stem Cells Team will continue development of our proprietary, neuro-regenerative MSC lines. Upon completion of the development of our product candidates we will begin testing for efficacy. This will require us to establish an Efficacy Team, in preparation to reach clinical trials. As our research progresses, if and when we achieve functional supporting results, we intend to file for additional patents.

However, there is substantial doubt that we can continue as an on-going business unless we obtain additional capital to pay our expenditures. We have not generated revenues from the sales of products and we do not currently have sufficient resources to accomplish all of the conditions necessary for us to generate revenue. We will continue exploring sources of debt and equity financings as well as available grants.

Covid-19 Pandemic

We rely on our employees and, our agreements with Ariel and Dartmouth, for our research and development. The recent COVID-19 pandemic could have an adverse impact on the research and development of our product candidates. As a result of such pandemic, the laboratory at Ariel has been closed and Professor Chenfeng Ke’s research laboratory at Dartmouth has been closed since approximately mid-March 2020.  We are currently continuing lab research offsite, compiling test results and working on perfecting our intellectual property. We also recently entered into an agreement with Dartmouth for the allocation of rights resulting from certain 3D printing research under a research grant from the State of New Hampshire. However, we do not currently know the full affect of COVID-19 on our operations or the extent of potential delays of research under our service and research agreements.

COVID-19 has also caused significant disruptions to the global financial markets, which severely impacts our ability to raise additional capital. We gave 30- days’ notice of termination of employment to our employees on March 23, 2020 in an effort to conserve resources as we evaluate our business development efforts.  We may be required to substantially reduce operations or cease operations if we are unable to finance our operations. The ultimate impact on us and our significant contracted relationships is currently uncertain.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report, is highly uncertain and subject to change. Management is actively monitoring the situation but given the daily evolution of the COVID-19 outbreak, the Company is not currently able to estimate the effects of the COVID-19 outbreak on its operations or financial condition. However, while significant uncertainty remains, the Company believes it is likely that the COVID-19 outbreak will have a negative impact on its ability to raise additional financing and will result in delays as it continues to impact the Company’s workforce and its collaborative development efforts.

Results of Operations

Three Months Ended March 31, 2020 and March 31, 2019

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future.

Net Loss

Our net loss for the three months ended March 31, 2020 and March 31, 2019 is as follows:

	For Three Months Ended
	March 31,
	2020	2019

Net sales	$-	-

Operating expenses:
Research and development expenses	171,568	165,154
Professional fees	23,624	15,586
General and administrative expenses	23,746	82,774
Total operating expenses	218,938	263,514

Income (loss) from operations	(218,938)	(263,514)

Other income (expense)
Interest expense	(14,284)	(496)
Change in derivative liabilities	(6,910)	2,549
Total other income (expense)	(21,194)	2,053

Net (loss)	$(240,132)	(261,461)

Operating Expenses

Total operating expenses for the three months ended March 31, 2020 were $218,938 compared to total operating expenses of $263,514 for the three months ended March 31, 2019. During the three months ended March 31, 2020, the Company incurred $171,568 of research and development expenses which included payroll of $57,314, service fees related to certain research and development agreements of $76,179, fees associated with a sponsored research agreement of $29,185, legal and filing fees related to patents of $587, purchases of expendable lab supplies and equipment of $312 and technology licensing fees of $7,991, compared to $165,154 of research and development expenses which included payroll of $52,192, service fees related to certain research and development agreements of $60,044, fees associated with a sponsored research agreement of $18,146, legal and filing fees related to patents of $17,838, software fees of $1,374 and purchases of expendable lab supplies and equipment of $15,560. The Company incurred general and administrative expenses of $23,746 for the three months ended March 31, 2020 compared to general and administrative expenses of $82,774 for the three months ended March 31, 2019. The substantial decrease in general and administrative expense during the three months ended March 31, 2020 was primarily due to a decrease in stock-based compensation costs from $37,500 in the three months ended March 31, 2019 to $0 in the three months ended March 31, 2020 , and a reduction in advertising and marketing costs from $48,387 in the three months ended March 31, 2019 to $19,500 in the  three months ended March 31, 2020. Professional fees were $23,624 for the three months ended March 31, 2020, which reflect an increase in professional accounting fees in the three months ended March 31, 2020 compared to professional fees of $15,586 during the three months ended March 31, 2019. Other expense in the three months ended March 31, 2020 was $21,194 and included a loss of $6,910 as a result of the change in value of  derivative liabilities and interest expense of $14,284 which is comprised of accretion of  convertible notes of $8,390, financing costs of $3,400 and accrued interest on notes of $2,494. Other income of $2,053 in the three months ended March 31, 2019, includes a gain of $2,549 as a result of the change in value of derivative liabilities over the three months ended March 31, 2019, and interest expenses of $496.

We had a net loss of $240,132 in the three months ended March 31, 2020 compared to a net loss of $261,461 in the three months ended March 31, 2019.

Working Capital

	March 31, 2020	December 31, 2019
Current Assets	$49,811	$123,290
Current Liabilities	727,111	631,412
Working Capital (deficiency)	$677,300	$508,122

Cash Flows

	At March 31, 2020	At March 31, 2019
Net cash (used in) operating activities	$(109,064)	(135,102)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	$65,000	40,000
Net increase (decrease) in cash during period	(44,064)	(95,102)

Operating Activities

Net cash used in operating activities was $109,064 for the three months ended March 31, 2020 compared to $135,102 for the three months ended March 31, 2019.  Cash used in operating activities for the three months ended March 31, 2020 was primarily the result of our net loss, offset by non-cash items including compensation in the form of stock options for research and development expense totaling $67,554, warrants granted as financing costs valued at $3,400, accretion of debt discount of $8,390, a change in our derivative liabilities of $6,910 and changes to our operating assets and liabilities including a decrease to prepaid expenses of $29,415 and increases to our accounts payable and accounts payable – related parties.  Cash used in the three months ended March 31, 2019 was primarily the result of our net loss, offset by non-cash items including compensation in the form of stock options for research and development expense totaling $45,442, stock awards totaling $37,500, a gain from the change in derivative liabilities of $2,549 and changes to our operating assets and liabilities including an increase to prepaid expenses of $30,378 and increases to our accounts payable and accounts payable-related parties.

Investing Activities

There were no investing activities during the three months ended March 31, 2020 and 2019.

Financing Activities

Net cash provided by financing activities was $65,000 for the three months ended March 31, 2020 compared to $40,000 for the three months ended March 31, 2019. We received no proceeds from private placement offerings in the three months ended March 31, 2020 as compared to $40,000 in the three months ended March 31, 2019. During the three months ended March 31, 2020 we received $55,000 in proceeds from related parties in the form of short-term advances from our officers with no comparative transactions during the three months ended March 31, 2019.  During the three months ended March 31, 2020 we also received $10,000 in the form of convertible notes with no similar financing in the three months ended March 31, 2019.

Liquidity and Capital Resources

As of March 31, 2020, we had cash of $22,961. We are in the early stage of development and have experienced net losses to date and have not generated revenue from operations which raises substantial doubt about our ability to continue as a going concern. There are a number of conditions that we must satisfy before we will be able to commercialize potential products and generate revenue, including successful development of product candidates, which includes clinical trials, FDA approval, demonstration of effectiveness sufficient to generate commercial orders by customers, establishing production capabilities as well as effective marketing and sales capabilities for our product. We do not currently have sufficient resources to accomplish any of these conditions necessary for us to generate revenue and expect to incur increasing operating expenses. We will require substantial additional funds for operations, the service of debt and to fund our business objectives. There can be no assurance that financing, whether debt or equity, will be available to us in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms favorable to us. If additional funds are raised by the issuance of equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing stockholders. We currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources.  Additionally, the continued spread of COVID-19 and uncertain market conditions will limit the Company’s ability to access capital. Without additional financing, we do not believe our resources will be sufficient to meet our operating and capital needs beyond the second quarter of 2020.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, does not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. Our report from our independent registered public accounting firm for the fiscal year ended December 31, 2019 includes an explanatory paragraph stating the Company has not generated revenues sufficient to cover operating expenses and will need additional capital to service its debt obligations. Also, if the Company is unable to obtain adequate capital due to the continued spread of COVID-19, the Company may be required to further reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

Research and Development Costs: The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, "Research and Development." Research and development costs were $171,568 and $165,154 for the three months ended March 31, 2020 and 2019, respectively.

Stock-Based Compensation and Other Share-Based Payments: The expense attributable to the Company's directors is recognized over the period in which the amounts are earned and vested, and the expense attributable to the Company's non-employees is recognized when vested, as described in Note 11, Stock Plan.

Warrants: The Company accounts for common stock warrants in accordance with applicable accounting guidance provided in ASC Topic 815 "Derivatives and Hedging – Contracts in Entity's Own Equity" (ASC Topic 815), as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement.  For warrants classified as equity instruments the Company applies the Black Scholes model and expenses the fair value as financing costs.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of March 31, 2020, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our internal controls and procedures are not effective for the following reasons: (i) there is an inadequate segregation of duties consistent with control objectives as management is comprised of only two persons, one of which is the Company's principal executive officer and principal financial officer and, (ii) the Company does not have a formal audit committee with a financial expert, and thus the Company lacks the board oversight role within the financial reporting process.

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

As compensation for serving on the Company’s Advisory Board, on February 10, 2020, we issued options to purchase an aggregate of 50,000 shares of our common stock at an exercise price of $2.00 per share to Michael Maizels. 25,000 of such shares were exercisable upon grant and expire on February 10, 2023 and 25,000 shares vest and become exercisable on February 10, 2021 and expire on February 10, 2024.

On February 19, 2020, in connection with the issuance of an 8% convertible note in the principal amount of $10,000 to an accredited investor in a private offering, we issued a five-year warrant to purchase an aggregate of 10,000 shares of common stock at an exercise price of $1.00.

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

QRONS INC.

Date: May 15, 2020	By:	/s/Jonah Meer
Name: Jonah Meer
Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)