Form 10-Q
period 2020-06-30
Qrons Inc.
filed 2020-08-14
CIK 1689084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes [  ]  No [X ]

As of August 13, 2020, there were 13,189,789 shares of the registrant's common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QRONS INC.

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30, 2020	December 31, 2019

ASSETS
Current assets
Cash and cash equivalents	$8,527	$67,025
Prepaid expenses	7,651	56,265
Total current assets	16,178	123,290

TOTAL ASSETS	$16,178	$123,290

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$84,919	$140,967
Accounts payable and accrued liabilities – related party	39,476	34,907
Demand loans, related party	50,000	50,000
Advances from related party	261,000	185,000
Unsecured short-term advances	100,000	100,000
Convertible note – related party, net of debt discount	25,000	25,000
Convertible note, net of debt discount	25,577	6,171
Derivative liabilities	94,520	89,367
Total current liabilities	680,492	631,412

Total liabilities	680,492	631,412

Stockholders' equity (deficit)
Series A Preferred stock: $0.001 par value, shares authorized 10,000; 2,000 shares issued and outstanding at June 30, 2020 and December 31, 2019	2	2
Common stock, $0.0001 par value: shares authorized 100,000,000; 13,089,789 shares issued and outstanding at June 30, 2020 and December 31, 2019	1,309	1,309
Additional paid-in capital	6,661,718	6,561,047
Accumulated deficit	(7,327,343)	(7,070,480)
Total stockholder's equity (deficit)	(664,314)	(508,122)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$16,178	$123,290

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months ended		Six Months ended
	June 30,		June 30,
	2020	2019	2020	2019

Net sales	$-	$-	$-	$-

Operating expenses:
Research and development expenses	2,891	138,374	174,459	303,528
Professional fees	6,893	27,640	30,517	43,226
General and administrative expenses	3,805	33,143	27,551	115,917
Total operating expenses	13,589	199,157	232,527	462,671

Income (loss) from operations	(13,589)	(199,157)	(232,527)	(462,671)

Other income (expense)
Interest expense	(12,814)	(1,420)	(27,098)	(1,916)
Change in derivative liabilities	9,672	(17,006	2,762	(14,457)
Total other (expense)	(3,142)	(18,426)	(24,336)	(16,373)

Net (loss)	$(16,731)	$(217,583)	$(256,863)	$(479,044)

Net (loss) per common shares (basic and diluted)	$(0.00)	$(0.02)	$(0.02)	$(0.04)

Weighted average shares outstanding
(basic and diluted)	13,089,789	12,966,485	13,089,789	12,938,828

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2019	2,000	$2	13,089,789	$1,309	$6,561,047	$(7,070,480)	$(508,122)
Stock options granted to non-employees as research and development costs	-	-	-	-	67,554	-	67,554
Warrants granted as financing costs	-	-	-	-	3,400	-	3,400
Net loss for the period	-	-	-	-	-	(240,132)	(240,132)
Balance, March 31, 2020	2,000	2	13,089,789	1,309	6,632,001	(7,310,612)	(677,300)
Stock options granted to non-employees as research and development costs					29,717		29,717
Net loss for the period						(16,731)	(16,731)
Balance June 30, 2020	2,000	$2	13,089,789	$1,309	$6,661,718	$(7,327,343)	$(664,314)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2018	2,000	$2	12,872,309	$1,287	$5,629,694	$(5,523,708)	$107,275
Shares issued for stock awards for business advisory services	-	-	30,000	3	37,497	-	37,500
Issuance of common stock for private placement	-	-	40,000	4	39,996	-	40,000
Stock option granted to non-employees as research and development costs	-	-	-	-	45,442	-	45,442
Net loss for the period	-	-	-	-	-	(261,461)	(261,461)
Balance, March 31, 2019	2,000	2	12,942,309	1,294	5,752,629	(5,785,169)	(31,244)
Issuance of common stock for private placement	-	-	25,000	3	24,997	-	25,000
Stock option granted to non-employees as research and development costs	-	-	-	-	42,491	-	42,491
Net loss for the period	-	-	-	-	-	(217,583)	(217,583)
Balance, June 30, 2019	2,000	$2	12,967,309	$1,297	$5,820,117	$(6,002,752)	$(181,336)

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended June 30,
	2020	2019
Cash Flows From Operating Activities
Net loss	$(256,863)	$(479,044)
Adjustments to reconcile net loss to net cash (used by) operating activities:
Stock options issued for research and development expense	97,271	87,933
Stock awards issued for advisory and consulting services	-	37,500
Warrants granted as financing costs	3,400	-
Accretion of debt discount	17,321	-
Change in derivative liabilities	(2,762)	14,457
Changes in operating assets and liabilities:
Prepaid expenses	48,614	27,099
Accounts payable and accrued liabilities	(56,048)	18,254
Accounts payable and accrued liabilities, related party	4,569	1,644
Net cash (used by) operating activities	(144,498)	(292,157)

Cash Flows From Investing Activities
Net cash provided from (used by) investing activities	-	-

Cash Flows From Financing Activities
Proceeds from convertible notes	10,000	-
Proceeds from unsecured short-term advances	-	100,000
Proceeds from private placement	-	65,000
Proceeds from related party advances	76,000	50,000
Net cash provided from financing activities	86,000	215,000

Increase (decrease) in cash and cash equivalents	(58,498)	(77,157)

Cash at beginning of year	67,025	143,862
Cash at end of period	$8,527	$66,705

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
Derivative liability associated with debt discount	$7,915	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2020 and 2019

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

The Company is a preclinical stage biotechnology company developing advanced stem cell-synthetic hydrogel-based solutions to combat neuronal injuries and focused on achieving a breakthrough in the treatment of traumatic brain injuries ("TBIs") for both concussions and penetrating injuries, an unmet medical need.  The Company has collaborated with universities and scientists in the fields of regenerative medicine, tissue engineering and 3D printable hydrogels to develop a treatment that integrates proprietary, engineered mesenchymal stem cells (“MSCs”), synthetic hydrogels, 3D printable implant, smart materials and a novel delivery system.

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

Research and Development Costs: The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, "Research and Development." Research and development costs were $2,891 and $174,459 for the three and six months ended June 30, 2020, respectively. Research and development costs were $138,374 and $303,528 for the three and six months ended June 30, 2019, respectively.

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2020 and 2019

Note 2 – Summary of Significant Accounting Policies (continued)

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred. The Company incurred $4,000 and $23,500 in advertising and marketing costs during the three and six months ended June 30, 2020, respectively.  The Company incurred $19,203 and $90,590 in advertising and marketing costs during the three and six months ended June 30, 2019, respectively.

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

The following table provides a summary of the fair value of the Company’s derivative liabilities as of June 30, 2020 and December 31, 2019:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of June 30, 2020:
Liabilities
Derivative liabilities	$-	$-	$94,520

As of December 31, 2019:
Liabilities
Derivative liabilities	$-	$-	$89,367

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2020 and 2019

Note 2 – Summary of Significant Accounting Policies

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

Potential common stock consists of the incremental common stock issuable upon the exercise of common stock warrants (using the if-converted method), convertible notes, classes of shares with conversion features, and stock awards and stock options. The computation of basic loss per share for the six months ended June 30, 2020 and the year ended December 31, 2019 excludes potentially dilutive securities of underlying share purchase warrants, convertible notes, stock options and preferred shares, because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted.

The table below reflects the potentially dilutive securities at each reporting period which have been excluded from the computation of diluted net loss per share:

	June 30, 2020	December 31, 2019
Research Warrants at 3% of issued and outstanding shares	392,694	392,694
Convertible Notes	478,251	261,107
Series A Preferred shares	700	700
Stock options vested	2,433,335	2,331,669
Stock options not yet vested	131,665	183,331
Stock purchase warrants	80,000	70,000
Total	3,516,645	3,239,501

New Accounting Pronouncements: Certain new accounting pronouncements that have been issued are not expected to have a material effect on the Company’s financial statements.

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2020 and 2019

Note 3 – Going Concern

The Company has experienced net losses to date, and it has not generated revenue from operations. While the Company raised proceeds of $86,000 during the six months ended June 30, 2020 and $470,000 during the year ended December 31, 2019 by way of private placement offerings to accredited investors, loans and advances from its officers and directors and third party short term loans, it does not believe its resources will be sufficient to meet its operating and capital needs beyond the third quarter of 2020. The Company expects it will require additional capital to fully implement the scope of its proposed business operations, which raises substantial doubt about its ability to continue as a going concern.  The Company will have to continue to rely on equity and debt financing, and continued support from its officers and directors. There can be no assurance that financing, whether debt or equity, will be available to the Company in the amount required at any particular time or for any particular period or, if available, that it can be obtained on favorable terms. In addition, if the Company is unable to obtain adequate capital due to the continued spread of COVID-19, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amount and classification of liabilities that might cause results from this uncertainty.

Covid-19 Pandemic

The recent COVID-19 pandemic has resulted in a delay to the planned research and development of our product candidates.  As a result of such pandemic, the laboratory at Ariel has been closed and Professor Chenfeng Ke’s research laboratory at Dartmouth was closed in mid-March 2020 and has currently opened with limited capacity.  Although the Sponsored Research Agreement expired by its terms on July 14, 2020, we are currently continuing work on research offsite and working on perfecting our intellectual property until we can better determine the full affect of COVID-19 on our operations. We currently intend to continue work with Professor Ke on certain 3D printing research under a research grant from the State of New Hampshire. Presently, our service and research agreements have expired, been terminated or suspended. The full impact of the COVID-19 outbreak continues to evolve, is highly uncertain and subject to change. Management is  monitoring the situation but given the daily evolution of the COVID-19 outbreak, the Company is not currently able to estimate the effects of the COVID-19 outbreak on its operations or financial condition. The ultimate impact on our workforce, and collaborative development efforts through contracted relationships is currently uncertain.

COVID-19 has also caused significant disruptions to the global financial markets, which severely impacts our ability to raise additional capital. We gave 30- days’ notice of termination of employment to our employees on March 23, 2020 in an effort to conserve resources as we evaluate our business development efforts.  We may be required to further reduce operations or cease operations if we are unable to finance our operations.

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

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2020 and 2019

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

On September 27, 2017, the Company entered into a second convertible debenture agreement with CubeSquare under which the Company received proceeds of $15,000 (Note 2). Note 2 bears interest at 8% per annum and was due on September 27, 2018. Interest accrues from September 27, 2017 and is payable on maturity.   Any portion of the principal and unpaid interest under the note is convertible at any time at the option of CubeSquare  into shares of common stock of the Company at a conversion price equal to a 50% discount to the average of the five lowest trading prices during the previous twenty trading days prior to the date of the notice of conversion from CubeSquare. On September 9, 2018, Note 2 was amended to extend the maturity date to September 27, 2019. On September 27, 2019, Note 2 was amended to extend the maturity date to September 27, 2020.

The Company analyzed the amendment to Note 1 and Note 2 under ASC 815-10-15-83 and concluded that these two convertible Notes meet the definition of a derivative. The Company estimated the fair value of the derivative on the inception dates, and subsequently, using the Black-Scholes valuation technique, adjusted for the effect of dilution, because that technique embodies all of the assumptions (including, volatility, expected terms, and risk-free rates) that are necessary to fair value complex derivate instruments.

The carrying value of these convertible notes is as follows:

	June 30, 2020	December 31, 2019
Face value of certain convertible notes	$25,000	$25,000
Less: unamortized discount	-	-
Carrying value	$25,000	$25,000

We recorded interest expenses of $501 and $1,003 for the three and six months ended June 30, 2020, respectively. As of June 30, 2020, and December 31, 2019, the unpaid interest balance under Accounts payable and accrued liabilities – related party was $6,435 and $5,432, respectively.

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follows:

Balance at December 31, 2018	$36,827
Change in fair value	355
Balance at December 31, 2019	37,182
Change in fair value	(5,381)
Balance at June 30, 2020	$31,801

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2020 and 2019

Note 4 – Convertible Note – Related Party and Derivative Liabilities (continued)

The fair value at the commitment and re-measurement dates for the Company's derivative liabilities were based upon the following management assumptions as of June 30, 2020 and December 31, 2019 and the commitment date:

	Commitment Date	June 30, 2020	December 31, 2019
Expected dividends	0	0	0
Expected volatility	101% ~103%	62% ~ 73%	167% ~ 180%
Expected term	0.92 ~ 1 year	0.17 year	0.26 year
Risk free interest rate	1.33%	0.16	1.60%

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

During the six months ended June 30, 2020 we issued and sold in a private offering 8% convertible notes in the principal amount of $10,000, due on February 19, 2022  convertible into shares of our common stock at a conversion price (the "Conversion Price") for each share of common stock equal to the lesser of: (a) $0.50; (b) the lowest price at which the Company has converted any convertible security of the Company (to the holder or to any third party) within 30 trading days prior to the date of delivery of the applicable Notice of Conversion; and (c) so long as lower than (a) or (b), such price per share of common stock as the Company and the holder may agree from time to time.  In connection with the 8% convertible note issuance, we issued warrants to purchase an aggregate of 10,000 shares of common stock at an exercise price of $1.00.

We recorded interest expenses of $1,895 and $3,381 for the three and six months ended June 30, 2020, respectively, with respect to the aforementioned notes. As of June 30, 2020, and December 31, 2019, the unpaid interest balance under Accounts payable and accrued liabilities was $3,542 and $161, respectively.

The convertible notes qualify for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The derivative liability of the $80,000 convertible notes was calculated using the Black-Scholes pricing model to be $72,689.

The carrying value of these convertible notes is as follows:

	June 30, 2020	December 31, 2019
Face value of certain convertible notes	$80,000	$70,000
Less: unamortized discount	(54,423)	(63,829)
Carrying value	$25,577	$6,171

Amortization of the discount during the three and six months ended June 30, 2020 totaled $8,931 and $17,321, respectively, which amounts have been recorded as interest expense.

 QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2020 and 2019

Note 5 – Convertible Note and Derivative Liabilities (continued)

As a result of the application of ASC No. 815 as of June 30, 2020 and December 31, 2019, the fair value of the conversion feature is summarized as follows:

Balance at December 31, 2018	$-
Derivative addition associated with convertible notes	64,774
Change in fair value	(12,589)
Balance at December 31, 2019	52,185
Derivative addition associated with convertible notes	7,915
Change in fair value	2,619
Balance at June 30, 2020	$62,719

The fair value at the commitment and re-measurement dates for the Company's derivative liabilities were based upon the following management assumptions as of June 30, 2020 and December 31, 2019 and the commitment date:

	Commitment Date	June 30, 2020	December 31, 2019
Expected dividends	0	0	0
Expected volatility	154% ~173%	194% ~ 196%	156%
Expected term	2.10 year	1.58 ~ 1.66 year	2 year
Risk free interest rate	1.42 ~ 1.65%	0.16%	1.58%

Note 6 – Unsecured Short-Term Advance from Third Party

On June 20, 2019, the Company received $100,000 from a third party in the form of an unsecured, demand, non-interest bearing, short term advance to meet its operating needs. The advance remains outstanding at June 30, 2020 and December 31, 2019.

Note 7 – Related Party Transactions

(1)	Demand Loan from related party

On May 1, 2019, the Company issued a promissory note (the "Note") to CubeSquare in the principal amount of $50,000. The Note bears interest at the rate of 8% per annum and is due and payable by the Company upon demand from CubeSquare. We recorded interest expenses of $986 and $1,994 for the three and six months ended June 30, 2020, respectively.  We recorded interest expenses of $646 for the three and six months ended June 30, 2019.  As of June 30, 2020, and December 31, 2019, the unpaid interest balance under Accounts payable and accrued liabilities – related party was $4,658 and $2,663, respectively.

(2)	Advances from Related Parties

During the year ended December 31, 2019, the Company received $135,000 from Jonah Meer, its Chief Executive Officer, in the form of an unsecured, demand, non-interest bearing, short term advance to help meet its operating needs. During the six months ended June 30, 2020, the Company received an additional $45,000 from Jonah Meer.

 QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2020 and 2019

Note 7 – Related Party Transactions (continued)

(2)	Advances from Related Parties (cont’d)

On August 20, 2019, the Company received $50,000 from Ido Merfeld, its President, in the form of an unsecured, demand, non-interest bearing, short term advance to help meet its operating needs. During the six months ended June 30, 2020, the Company received an additional $21,000 from Ido Merfeld.

During the six months ended June 30, 2020, the Company received $10,000 from CubeSquare in the form of an unsecured, demand, non-interest bearing, short term advance to help meet its operating needs. The Company’s Chief Executive Officer is the managing partner and the Company’s President is a 25% owner of CubeSquare.

(3)	Others

During the year ended December 31, 2019, Jonah Meer, the Company’s Chief Executive Officer, made payments to various vendors in the accumulated amount of $25,642. During the six months ended June 30, 2020, Jonah Meer, the Company’s Chief Executive Officer, made payments to various vendors in the accumulated amount of $3,664, and was repaid $2,092. The balance payable to Mr. Meer of $27,214 is reflected in accounts payable, related party.

During the year ended December 31, 2019, Ido Merfeld, the Company’s President, made payments to various vendors in the accumulated amount of $1,169.  The balance payable to Mr. Merfeld of $1,169 is reflected in accounts payable, related party.

Note 8 – License and Research Funding Agreement / Royalty Agreement

Ariel Scientific Innovation Ltd.

On December 14, 2016, the Company entered into a license agreement (the “License Agreement”) with Ariel Scientific Innovation Ltd. (“Ariel”) under which the Company paid Ariel $100,000 to fund research for 12 months (with an option to extend such research financing and research period). In consideration therefor, the Company received an exclusive worldwide royalty-bearing license in Ariel patents and know-how to develop and commercialize products based on or incorporating coral-based conditioned medium for neuronal tissue regeneration and/or repair, resulting from Ariel's research or technology or the Company's research funding in accordance with milestones set forth in the Agreement.

In addition, upon the occurrence of an Exit Event (as defined in the License Agreement) of the Company or of any affiliate commercializing the products, the Company was obligated to issue to Ariel an immediately exercisable warrant for shares equal to 4% of the issued and outstanding shares of the Company at the time of issuance. The Company and Ariel entered into Addendum #1 to the License Agreement, effective December 13, 2017 (the "Addendum") pursuant to which Ariel was permitted to exercise a portion of the warrant granted pursuant to the License Agreement. On December 13, 2017, the Company issued 119,950 shares of common stock to Ariel, representing 1% of the issued and outstanding shares of the Company on such date, and valued at $335,860. The right to the balance of the shares subject to the warrant remained subject to the terms of the License Agreement and the occurrence of an Exit Event. In addition, the Addendum provided that Ariel may not request a demand registration until the balance of the shares subject to the warrant was exercised.

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

 QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2020 and 2019

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

On December 8, 2019, the Company further amended the First Services Agreement with Ariel (the "Third Amendment") to extend the term thereof for an additional twelve-month period until December 14, 2020.  Pursuant to the Third Amendment, the Company paid Ariel $17,250 on January 13, 2020 and was obligated to pay Ariel an additional $17,250 by May 1, 2020. Due to the continuing uncertainties of the COVID-19 pandemic on the capital markets and the ability to finance our operations, we notified Ariel of our early termination of the First Services Agreement.  The last payment of $17,250 was cancelled and Ariel refunded certain unused funds.

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

Dartmouth College

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

 QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2020 and 2019

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

As consideration for the license grant, the Company paid Dartmouth a license issue fee of $25,000. The Agreement also provides for (i) an annual license maintenance fee of $25,000, commencing on the first anniversary of the Agreement until the date of the first commercial sale of a licensed product or service; (iii) an earned royalty of 2% of net sales (as defined in the Agreement) of licensed products and services by the Company or a  sublicensee; (v)15% of all consideration received by the Company under a sublicense; and (vi) beginning as of the date of the first commercial sale, an annual minimum royalty payment of $500,000 in the first calendar year after the first commercial sale, $1,000,000 in the second calendar year, and $2,000,000 in the third calendar year and each year thereafter.

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

The Company recorded the $25,000 license fee under prepaid expenses, which amount is expensed ratably over the initial one-year term of the Agreement.

 QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2020 and 2019

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

On December 8, 2019, the Company further amended the First Services Agreement with Ariel (the "Third Amendment") to extend the term thereof for an additional twelve-month period until December 14, 2020. Pursuant to the Third Amendment, the Company paid Ariel $17,250 on January 13, 2020 and was obligated to pay Ariel an additional $17,250 by May 1, 2020. Due to the continuing uncertainties of the COVID-19 pandemic on the capital markets and the ability to finance our operations, we notified Ariel of our early termination of the First Services Agreement.  The last payment of $17,250 was cancelled and Ariel refunded certain unused funds.

As a result, during the three months ended June 30, 2020, we recorded a gain of $917 with respect to the First  Services Agreement and during the six months ended June 30, 2020 we expensed a total of $7,708. During the three and six months ended June 30, 2019, $9,343 and $17,968 were expensed, respectively.

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

On April 11, 2019, the Company amended the Second Services Agreement (the "First Amendment") with Ariel which it entered into on March 6, 2018, to extend the term thereof for an additional twelve months until March 6, 2020. Pursuant to the First Amendment, the Company paid Ariel an aggregate of $41,160 in quarterly payments of $10,290 on each of April 11, 2019, June 1, 2019, September 1, 2019 and December 1, 2019 for the services of Professor Gadi Turgeman and his neurobiology research team and the use of his lab. The agreement was not renewed upon expiration and certain unused funds were returned to the Company during the six months ended June 30, 2020.

During the three months ended June 30, 2020, we recorded a gain of $(10,290) with respect to amounts previously accrued for the Second Services Agreement during the first quarter of fiscal 2020. During the six months ended June 30, 2020 we incurred no additional expenses.  During the three and six months ended June 30, 2019, $10,290 and $20,580 were expensed, respectively.

 QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2020 and 2019

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

On February 10, 2020, the Company entered into a one-year advisory board member consulting agreement with Michael Maizel under which Mr. Maizel will serve on the Company's Advisory Board as a business advisor. The Advisory Board Agreement will automatically renew for up to two additional one-year periods, unless earlier terminated by either party upon 30 days' prior written notice to the other party. In consideration for serving on the Advisory Board, the Company granted an option to purchase 50,000 shares of common stock under the 2016 Stock Option and Award Plan subject to certain vesting terms. Due to continuing Covid-19 pandemic concerns, on August 17, 2020, we notified Mr. Maizel of the termination of this agreement.

 QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2020 and 2019

Note 10 – Commitments (continued)

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

On November 4, 2019, the parties entered into an amendment to the Sponsored Research Agreement to extend the term of the Agreement through July 14, 2020.  Under the terms of the amendment, the Company was required to fund $37,790 on November 4, 2019, an additional $18,895 on December 1, 2019, and a final payment of $18,895 on June 1, 2020, none of which amounts were funded as required.  Due to the uncertainty caused by the current COVID-19 pandemic, the Agreement was terminated, and Dartmouth issued the Company a closing invoice related to the Agreement of approximately $7,800.

During the three and six months ended June 30, 2020, we recorded gains of ($45,704) and ($26,809), respectively relative to the above contract in order to reverse prior period accruals related to the various payment obligations set out above. These amounts were recorded as offsets to research and development expenses. During the three and six months ended June 30, 2019, $18,147 and $36,293 were expensed, respectively.

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

 QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2020 and 2019

Note 11 – Stock Plan (continued)

Stock Awards (cont’d):

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

	June 30,	June 30,
	2020	2019
Number of shares vested in period	-	30,000
Weighted average fair market value per share	$-	$1.25
Stock based compensation recognized	$-	$37,500

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

 QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2020 and 2019

Note 11 – Stock Plan (continued)

(a)  Stock Options granted to Science Advisors and Business Advisors (cont’d)

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

On February 10, 2020 the Company granted three-year options to purchase an aggregate of 50,000 shares of its common stock at an exercise price of $2.00 per share, to Michael Maizels for serving as a Business Advisor. 25,000 of such shares subject to the option were immediately exercisable and expire on February 10, 2023, and 25,000 shares vest on February 10, 2021 and expire on February 10, 2024. Subsequent to June 30, 2020 25,000 unvested options were forfeited.

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

The following table is the recognized compensation in respect of the above stock option compensation ((a) and (b)) which amount has been allocated as below:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2020	2019	2020	2019

Research and development expenses (1)	$29,717	$42,491	$97,271	$87,933

(1) During the three and six months ended June 30, 2020, we recorded gains of ($45,704) and ($26,809), respectively, related to certain research and development contracts as described in Note 10(2) and (6) in order to reverse prior period accruals related to various payment obligations. These amounts were recorded as offsets to research and development expenses.

As of June 30, 2020, and December 31, 2019, total unrecognized compensation remaining to be recognized in future periods totaled $33,882 and $105,683 respectively.

(c)	Stock Options granted to Officers:

On June 25, 2019, the Company appointed John N. Bonfiglio, PhD as its chief operating officer, effective July 1, 2019. As compensation, Dr. Bonfiglio was granted a three-year stock option to purchase 100,000 shares of common stock at an exercise price of $2.00 per share, 50,000 of which shares vested upon grant and 25,000

 QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2020 and 2019

Note 11 – Stock Plan (continued)

(c)	Stock Options granted to Officers (cont’d):

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

The following table is the recognized compensation in respect of the above stock option compensation, which amounts have been allocated as general and administrative expenses:

	Three and Six Months ended
	June 30,
	2020	2019
General and administrative expenses	$-	$-

As of June 30, 2020, and December 31, 2019, total unrecognized compensation remaining to be recognized in future periods totaled $0.

The fair value of each option award referenced above is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions at the measurement date(s):

Measurement date
Dividend yield	0%
Expected volatility	114.69 ~ 186.80%
Risk-free interest rate	1.36% ~ 2.68%
Expected life (years)	3 ~ 5
Stock Price	$0.62 ~ 2.80
Exercise Price	$0.40 ~ 2.00

A summary of the activity for the Company's stock options at June 30, 2020 and December 31, 2019, is as follows:

	June 30, 2020		December 31, 2019
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	2,515,000	$1.97	1,615,000	$1.97
Granted	50,000	$2	950,000	$2
Exercised	-	$-	-	$-
Canceled/forfeited	-	$2	(50,000)	$2
Outstanding, end of period	2,565,000	$1.987	2,515,000	$1.987
Options exercisable, end of period	2,433,335	$1.98	2,331,669	$1.98
Options expected to vest, end of period	131,665	$1.98	183,331	$1.98
Weighted average fair value of options granted		$1.60		$1.62

 QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2020 and 2019

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

There was a total of 2,000 shares of Series A Preferred Stock issued and outstanding as of June 30, 2020 and December 31, 2019.

Common Stock

Common stock issued during the six months ended June 30, 2020.

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

 QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2020 and 2019

Note 12 – Capital Stock (continued)

Common Stock issuances during the year ended December 31, 2019 (cont’d)

There was a total of 13,089,789 shares of common stock issued and outstanding as of June 30, 2020 and December 31, 2019.

Common Stock Purchase Warrants

As of June 30, 2020, and December 31, 2019, the following common stock purchase warrants were outstanding:

	Warrants		Weighted Average Exercise Price
Outstanding – December 31, 2018	52,000	(1)	$0.40
Granted	70,000	(3)	1.00
Canceled/forfeited	-		-
Exercised	(52,000)	(2)	0.40
Outstanding – December 31, 2019	70,000		1.00
Granted	10,000	(4)	1.00
Canceled/forfeited	-		-
Exercised	-		-
Outstanding – June 30, 2020	80,000		$1.00

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

(4) During the six months ended June 30, 2020, the Company granted a convertible note holder 10,000 stock purchase warrants at an exercise price of $1.00. The fair value of the aforementioned warrants was $3,400 and recorded as financing cost.

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

 QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2020 and 2019
Note 13 – Subsequent Events

On August 11, 2020, the Company sold  100,000 shares of its common stock with a five-year warrant to purchase 50,000 shares of common stock at an exercise price of $1.00 per share (the “Warrant Shares”) to an accredited investor in a private offering for proceeds of $50,000. The proceeds will be used for general corporate purposes. The Warrant Shares have “piggyback” registration rights and the warrant has a provision for cashless exercise. In addition, the warrant may not be exercised if it would result in beneficial ownership by the holder and his affiliates of more than 9.99% of the outstanding shares of common stock.

The Company has evaluated events for the period from June 30, 2020 through the date of the issuance of these financial statements and determined that there are no additional events requiring disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements for the six months ended June 30, 2020 and the notes thereto appearing elsewhere in this Report and the Company's audited financial statements for the fiscal year ended December 31, 2019, as filed with the SEC in its Annual Report on Form 10-K on March 30, 2020, along with the accompanying notes. As used in this Quarterly Report, the terms "we", "us", "our", and the "Company" means BioLabMart Inc. prior to August 8, 2017 and Qrons Inc. since August 8, 2017.

Overview

The Company is a preclinical stage biotechnology company developing advanced stem cell synthetic hydrogel-based solutions to combat neuronal injuries and focused on achieving a breakthrough in the treatment of traumatic brain injuries ("TBIs") for both concussions and penetrating injuries, an unmet medical need. We believe that our approach is pushing the boundaries of science by using the latest advances in molecular biology and chemistry. The Company has collaborated with universities and scientists in the fields of regenerative medicine, tissue engineering and 3D printable hydrogels to develop a treatment that integrates proprietary, engineered mesenchymal stem cells (“MSCs”), 3D printable implant, smart materials and a novel delivery system.

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

The Company has relied primarily on its two co-founders, Jonah Meer, Chief Executive Officer, and Ido Merfeld, President, who are its sole directors to manage its day-to-day business and has outsourced professional services to third parties in an effort to maintain lower operational costs.

Messrs. Meer and Merfeld, as the holders of the Company's issued and outstanding shares of the Company's Class A Preferred Stock, collectively have 66 2/3% of the voting rights of the Company. Acting together, they will be able to influence the outcome of all corporate actions requiring approval of our stockholders.

The Company's common stock was approved by the Financial Industry Regulatory Authority ("FINRA") for quotation on the OTC pink sheets under the symbol "BLMB" as of July 3, 2017.  FINRA announced the Company's name change to Qrons Inc. on August 9, 2017 and the new symbol "QRON", became effective on August 10, 2017. The Company's common stock was upgraded from the Pink Market and commenced trading on the OTCQB Venture Market on August 12, 2019.

Recent Developments

Covid-19 Pandemic

The COVID-19 pandemic and the significant disruptions to the global financial markets has had an adverse impact our ability to raise additional capital for the research and development of our product candidates. As a result, we discontinued our service agreements with Ariel Scientific Innovation Ltd. (“Ariel”) for laboratory work at Ariel’s facilities. Although we continue to collaborate with Professor Chenfeng Ke at Dartmouth College (“Dartmouth”) on 3D printing research under a research grant from the State of New Hampshire, we have not extended our sponsored research agreement with Dartmouth that expired on July14, 2020. In April 2020, we terminated our employees until we could determine the continuing effect of COVID-19. However, its ultimate impact on us continues to evolve, is highly uncertain and subject to change.

Plan of Operations

To date, we have two product candidates for treating penetrating and non-penetrating (concussion-like) TBIs. We have completed an in-vivo efficacy experiment with QS100TM for treating penetrating brain injuries in an animal model that was successful in substantiating our theories and practices regarding cell regeneration. We have completed animal in-vivo efficacy experiments with QS200TM for treating concussions and other diffused axonal injuries. Prior to the COVID-19 pandemic, we planned to continue working with Dartmouth to develop innovative 3D printable biocompatible advanced materials and stem cell delivery techniques for our product candidates and with our stem cells team on the development of our proprietary, neuro-regenerative MSC lines at Ariel’s laboratories. However, there is substantial doubt that we can continue these endeavors unless we obtain additional capital to pay our operating expenses.

We have not generated revenues from the sales of products and we do not currently have sufficient resources to accomplish the conditions necessary for us to generate revenue.

As we monitor the full impact of the COVID-19 outbreak, we continue exploring sources of debt and equity financings as well as available grants. If we cannot obtain additional financing we will not be able to resume product development under our current business plan. We are currently exploring and are in discussions for potential strategic alternatives in the biotechnology field which could advance our MSCs and neurodegenerative research.  There can be no assurance the necessary financing will be available or that a suitable strategic partner will be identified. In such event, we may explore relationships with third parties to develop or commercialize products or technologies that we have not previously sought to develop or commercialize, decide to exit our existing business, cease operations altogether or pursue an acquisition of our company.

Results of Operations

Three Months Ended June 30, 2020 and June 30, 2019

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future.

Net Loss

We had a net loss of $16,731 in the three months ended June 30, 2020 compared to a net loss of $217,583 in the three months ended June 30, 2019, as follows:

	For Three Months Ended
	June 30,
	2020	2019

Net sales	$-	$-

Operating expenses:
Research and development expenses	2,891	138,374
Professional fees	6,893	27,640
General and administrative expenses	3,805	33,143
Total operating expenses	13,589	199,157

Income (loss) from operations	(13,589)	(199,157)

Other income (expense)
Interest expense	(12,814)	(1,420)
Change in derivative liabilities	9,672	(17,006)
Total other income (expense)	(3,142)	(18,426)

Net (loss)	$(16,731)	$(217,583)

Operating Expenses

Total operating expenses for the three months ended June 30, 2020 were $13,589 compared to total operating expenses of $199,157 for the three months ended June 30, 2019. The substantial decrease in operating expenses during the three months ended June 30, 2020 are directly related to the suspension of certain research and development and other operating activities as a result of the impact of COVID 19. During the three months ended June 30, 2020, the Company incurred $2,891 of  research and development expenses which included payroll of $21,961,  service fees related to certain research and development agreements of $29,717, a credit offsetting prior accrued fees associated with a sponsored research agreement of $(45,704),  purchases of expendable lab supplies and equipment of $133, technology licensing fees of $7,991 and a credit from prior accrued research and development fees of $(11,207), compared to $138,374 of research and development expenses which included payroll of $54,968, service fees related to certain research and development agreements of $63,006, fees associated with a sponsored research agreement of $18,146, legal and filing fees related to patents of $1,659, and purchases of expendable lab supplies and equipment of $595 during the three months ended June 30, 2019. The Company incurred general and administrative expenses of $3,805 for the three months ended June 30, 2020 compared to general and administrative expenses of $33,143 for the three months ended June 30, 2019. The substantial decrease in general and administrative expense during the three months ended June 30, 2020 was primarily due to a decrease in activity during the current period, and more specifically related to a decrease in travel, shareholder expenses and advertising and marketing expenses as compared to the  three months ended June 30, 2019.  Professional fees were $6,893 for the three months ended June 30, 2020, which reflect a decrease in  accounting fees in the three months ended June 30, 2020 compared to professional fees of $27,640 during the three months ended June 30, 2019, as a result of certain audit fees incurred in fiscal 2018 being invoiced in the second quarter of fiscal 2019. Other expense in the three months ended June 30, 2020 was $3,142, which included a gain of $9,672 as a result of the change in value of  derivative liabilities, and interest expense of $12,814 which is comprised of accretion of convertible notes of $8,930 and accrued interest on convertible notes payable of $3,884. Other expense in the three months ended June 30, 2019 was $18,426 which included a loss of $17,006 as a result of the change in value of  derivative liabilities, and interest expense of $1,420.

Six Months Ended June 30, 2020 and June 30, 2019

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future.

Net Loss

We had a net loss of $256,863 in the six months ended June 30, 2020 compared to a net loss of $479,044 in the six months ended June 30, 2019 as follows:

	For Six Months Ended
	June 30,
	2020	2019

Net sales	$-	$-

Operating expenses:
Research and development expenses	174,459	303,528
Professional fees	30,517	43,226
General and administrative expenses	27,551	115,917
Total operating expenses	232,527	462,671

Income (loss) from operations	(232,527)	(462,671)

Other income (expense)
Interest expense	(27,098)	(1,916)
Change in derivative liabilities	2,762	(14,457)
Total other income (expense)	(24,336)	(16,373)

Net (loss)	$(256,863)	$(479,044)

Operating Expenses

Total operating expenses for the six months ended June 30, 2020 were $232,527 compared to total operating expenses of $462,671for the six months ended June 30, 2019. The substantial decrease in operating expenses during the six months ended June 30, 2020 are directly related to the suspension of certain research and development and other operating activities as a result of the impact of COVID 19. . During the six months ended June 30, 2020, the Company incurred $174,459 of  research and development expenses which included payroll of $79,274,  service fees related to certain research and development agreements of $104,979, a credit offsetting prior accrued fees associated with a sponsored research agreement of $26,809, legal and filing fees related to patents of $588, purchases of expendable lab supplies and equipment of $445, and technology licensing fees of $15,982, compared to $303,528 of research and development expenses which included payroll of $107,062, service fees related to certain research and development agreements of $123,050, fees associated with a sponsored research agreement of $36,293, legal and filing fees related to patents of $19,497, software fees of $1,374 and purchases of expendable lab supplies and equipment of $16,252 during the six months ended June 30, 2019 . The Company incurred general and administrative expenses of $27,551 for the six months ended June 30, 2020 compared to general and administrative expenses of $115,917 for the six months ended June 30, 2019. The substantial decrease in general and administrative expense during the six months ended June 30, 2020 was primarily due to a decrease in stock-based compensation costs from $37,500 in the six months ended June 30, 2019 to $0 in the six months ended June 30, 2020, and a reduction in certain advertising and marketing costs from $53,090 in the six months ended June 30, 2019 to $23,500 in the  six months ended June 30, 2020. Professional fees were $30,517 for the six months ended June 30, 2020, which reflect a decrease in accounting fees in the six months ended June 30, 2020 compared to professional fees of $43,226 during the six months ended June 30, 2019, as a result of certain audit fees incurred in fiscal 2018 being invoiced during the six months ended June 30, 2019. Other expense in the six months ended June 30, 2020 was $24,336 and included a gain of $2,762 as a result of the change in value of  derivative liabilities, and interest expense of $27,098 which is comprised of accretion of  convertible notes of $17,321, financing costs of $3,400 and accrued interest on convertible notes of $6,377. Other expense in the six months ended June 30, 2019 included a loss of $14,457 as a result of the change in value of  derivative liabilities and interest expense of $1,916.

Working Capital

	June 30, 2020	December 31, 2019
Current Assets	$16,178	$123,290
Current Liabilities	680,492	631,412
Working Capital (deficiency)	$(664,314)	$(508,122)

Cash Flows

	At June 30, 2020	At June 30, 2019
Net cash (used in) operating activities	$(144,498)	$(292,157)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	$86,000	$215,000
Net increase (decrease) in cash during period	$(58,498)	$(77,157)

Operating Activities

Net cash used in operating activities was $144,498 for the six months ended June 30, 2020 compared to $292,157 for the six months ended June 30, 2019.  Cash used in operating activities for the six months ended June 30, 2020 was primarily the result of  net loss, offset by non-cash items including compensation in the form of stock options for research and development expense totaling $97,271, warrants granted as financing costs valued at $3,400, accretion of debt discount of $17,321, a gain from the change  in our derivative liabilities of $2,762 and changes to our operating assets and liabilities, including a decrease to prepaid expenses of $48,614, reduction to accounts payable of $56,048 and an increase to accounts payable-related parties.  Cash used in the six months ended June 30, 2019 was primarily the result of  net loss, offset by non-cash items including compensation in the form of stock options for research and development expense totaling $87,933, stock awards totaling $37,500, the change in derivative liabilities of $14,457 and changes to our operating assets and liabilities, including a decrease to prepaid expenses of $27,099 and increases to our accounts payable and accounts payable-related parties.

Investing Activities

There were no investing activities during the six months ended June 30, 2020 and 2019.

Financing Activities

Net cash provided by financing activities was $86,000 for the six months ended June 30, 2020 compared to $215,000 for the six months ended June 30, 2019. We received no proceeds from private placement offerings in the six months ended June 30, 2020 as compared to $65,000 in the six months ended June 30, 2019. During the six months ended June 30, 2020 we received $76,000 in proceeds from related parties in the form of short-term advances from our officers compared to $50,000 during the six months ended June 30, 2019.  During the six months ended June 30, 2020 we also received $10,000 in the form of convertible notes with no similar financing in the six months ended June 30, 2019. During the six months ended June 30, 2019 we received $100,000 in an unsecured short-term advance from a third party, with no similar financing in the six months ended June 30, 2020.

Liquidity and Capital Resources

As of June 30, 2020, we had cash of $8,527. We are in the early stage of development and have experienced net losses to date and have not generated revenue from operations which raises substantial doubt about our ability to continue as a going concern. There are a number of conditions that we must satisfy before we will be able to commercialize potential products and generate revenue, including successful development of product candidates, which includes clinical trials, FDA approval, demonstration of effectiveness sufficient to generate commercial orders by customers, establishing production capabilities as well as effective marketing and sales capabilities for our product. We do not currently have sufficient resources to accomplish any of these conditions necessary for us to generate revenue and expect to incur increasing operating expenses. We will require substantial additional funds for operations, the service of debt and to fund our business objectives. There can be no assurance that financing, whether debt or equity, will be available to us in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms favorable to us. If additional funds are raised by the issuance of equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing stockholders. We currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources.  Additionally, the continued spread of COVID-19 and uncertain market conditions will limit the Company’s ability to access capital. Without additional financing, we do not believe our resources will be sufficient to meet our operating and capital needs beyond the third quarter of 2020.

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

Research and Development Costs: The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, "Research and Development." Research and development costs were $2,891 and $174,459 for the three and six months ended June 30, 2020, respectively. Research and development costs were $138,374 and $303,528 for the three and six months ended June 30, 2019, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of June 30, 2020, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

QRONS INC.

Date: August 14, 2020	By:	/s/Jonah Meer
Name: Jonah Meer
Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)