Form 10-Q
period 2020-09-30
Qrons Inc.
filed 2020-11-16
CIK 1689084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes [  ]  No [X ]

As of November 13, 2020, there were 13,289,789 shares of the registrant's common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QRONS INC.
 CONDENSED BALANCE SHEETS
(Unaudited)

	September 30, 2020	December 31, 2019

ASSETS
Current assets
Cash and cash equivalents	$92,458	$67,025
Prepaid expenses	1,743	56,265
Total current assets	94,201	123,290

TOTAL ASSETS	$94,201	$123,290

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$78,484	$140,967
Accounts payable and accrued liabilities – related party	45,952	34,907
Demand loans, related party	50,000	50,000
Advances from related party	286,000	185,000
Unsecured short-term advances	100,000	100,000
Convertible note – related party, net of debt discount	25,000	25,000
Convertible note, net of debt discount	34,607	6,171
Derivative liabilities	172,565	89,367
Total current liabilities	792,608	631,412

Total liabilities	792,608	631,412

Stockholders' equity (deficit)
Series A Preferred stock: $0.001 par value, shares authorized 10,000; 2,000 shares issued and outstanding at September 30, 2020 and December 31, 2019	2	2
Common stock, $0.0001 par value: shares authorized 100,000,000; 13,289,789 and 13,089,789 shares issued and outstanding at September 30, 2020 and December 31, 2019	1,329	1,309
Additional paid-in capital	6,781,538	6,561,047
Accumulated deficit	(7,481,276)	(7,070,480)
Total stockholder's equity (deficit)	(698,407)	(508,122)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$94,201	$123,290

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.
 CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2020	2019	2020	2019

Net sales	$-	$-	$-	$-

Operating expenses:
Research and development expenses	33,441	136,080	207,900	439,608
Professional fees	9,010	14,928	39,526	58,154
General and administrative expenses	20,977	308,735	48,528	424,652
Total operating expenses	63,428	459,743	295,954	922,414

Income (loss) from operations	(63,428)	(459,743)	(295,954)	(922,414)

Other income (expense)
Interest expense	(12,460)	(1,243)	(39,559)	(3,159)
Change in derivative liabilities	(78,045)	6,828	(75,283)	(7,629)
Total other income (expense)	(90,505)	5,585	(114,842)	(10,788)

Net (loss)	$(153,933)	$(454,158)	$(410,796)	$(933,202)

Net (loss) per common shares (basic and diluted)	$(0.01)	$(0.04)	$(0.03)	$(0.07)

Weighted average shares outstanding
(basic and diluted)	13,182,180	12,966,485	13,120,811	12,938,828

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2019	2,000	$2	13,089,789	$1,309	$6,561,047	$(7,070,480)	$(508,122)
Stock options granted to non-employees as research and development costs	-	-	-	-	67,554	-	67,554
Warrants granted as financing costs	-	-	-	-	3,400	-	3,400
Net loss for the period	-	-	-	-	-	(240,132)	(240,132)
Balance, March 31, 2020	2,000	2	13,089,789	1,309	6,632,001	(7,310,612)	(677,300)
Stock options granted to non-employees as research and development costs					29,717		29,717
Net loss for the period						(16,731)	(16,731)
Balance June 30, 2020	2,000	2	13,089,789	1,309	6,661,718	(7,327,343)	(664,314)
Stock options granted to non-employees as research and development costs					19,840		19,840
Issuance of common stock for private placement			200,000	20	99,980		100,000
Net loss for the period						(153,933)	(153,933)
Balance September 30, 2020	2,000	$2	13,289,789	$1,329	$6,781,538	$(7,481,276)	$(698,407)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2018	2,000	$2	12,872,309	$1,287	$5,629,694	$(5,523,708)	$107,275
Shares issued for stock awards for business advisory services	-	-	30,000	3	37,497	-	37,500
Issuance of common stock for private placement	-	-	40,000	4	39,996	-	40,000
Stock option granted to non-employees as research and development costs	-	-	-	-	45,442	-	45,442
Net loss for the period	-	-	-	-	-	(261,461)	(261,461)
Balance, March 31, 2019	2,000	2	12,942,309	1,294	5,752,629	(5,785,169)	(31,244)
Issuance of common stock for private placement	-	-	25,000	3	24,997	-	25,000
Stock option granted to non-employees as research and development costs	-	-	-	-	42,491	-	42,491
Net loss for the period	-	-	-	-	-	(217,583)	(217,583)
Balance, June 30, 2019	2,000	2	12,967,309	1,297	5,820,117	(6,002,752)	(181,336)
Shares issued for stock awards for business advisory services			25,000	2	40,248		40,250
Shares issued for stock awards to officers			37,500	4	49,121		49,125
Shares issued for services provided			50,000	5	74,495		74,500
Stock option granted to officers					53,307		53,307
Stock option granted to non-employees as research and development costs					38,753		38,753
Net loss for the period						(454,158)	(454,158)
Balance, September 30, 2019	2,000	$2	13,079,809	$1,308	$6,076,041	$(6,456,910)	$(379,559

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2020	2019
Cash Flows From Operating Activities
Net loss	$(410,796)	$(933,202)
Adjustments to reconcile net loss to net cash (used by) operating activities:
Stock options issued for research and development expense	117,111	126,686
Stock options issued for advisory and consulting services		53,307
Stock awards issued for advisory and consulting services	-	201,375
Warrants granted as financing costs	3,400	-
Accretion of debt discount	26,350	-
Change in derivative liabilities	75,284	7,629
Changes in operating assets and liabilities:
Prepaid expenses	54,522	19,269
Accounts payable and accrued liabilities	(62,483)	60,256
Accounts payable and accrued liabilities, related party	11,045	53,314
Net cash (used by) operating activities	(185,567)	(411,366)

Cash Flows From Investing Activities
Net cash provided from (used by) investing activities	-	-

Cash Flows From Financing Activities
Proceeds from convertible notes	10,000	-
Proceeds from unsecured short-term advances	-	100,000
Proceeds from private placement	100,000	65,000
Proceeds from demand loan, related party	-	50,000
Proceeds from related party advances	101,000	100,000
Net cash provided from financing activities	211,000	315,000

Increase (decrease) in cash and cash equivalents	25,433	(96,366)

Cash at beginning of year	67,025	143,862
Cash at end of period	$92,458	$47,496

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
Derivative liability associated with debt discount	$7,915	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2020 and 2019

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

The Company is a preclinical stage biotechnology company developing advanced stem cell-synthetic hydrogel-based solutions to combat neuronal injuries and other nervous system pathologies and focused on achieving a breakthrough in the treatment of traumatic brain injuries ("TBIs") for both concussions and penetrating injuries, an unmet medical need.  The Company has collaborated with universities and scientists in the fields of regenerative medicine, tissue engineering and 3D printable hydrogels to develop a treatment that integrates proprietary, engineered mesenchymal stem cells (“MSCs”), synthetic hydrogels, 3D printable implant, smart materials and a novel delivery system.

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

Research and Development Costs: The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, "Research and Development." Research and development costs were $33,441 and $207,900 for the three and nine months ended September 30, 2020, respectively. Research and development costs were $136,080 and $439,608 for the three and nine months ended September 30, 2019, respectively.

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2020 and 2019

Note 2 – Summary of Significant Accounting Policies (continued)

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred, and included in general and administrative expenses. The Company incurred $807 and $24,307 in advertising and marketing costs during the three and nine months ended September 30, 2020, respectively.  The Company incurred $190,362 and $280,952 in advertising and marketing costs during the three and nine months ended September 30, 2019, respectively.

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

Stock-Based Compensation and Other Share-Based Payments: The Company records stock-based compensation in accordance with ASC 718, Share-Based Payments, using the fair value method on grant date. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The expense attributable to the Company's directors is recognized over the period the amounts are earned and vested, and the expense attributable to the Company's non-employees is recognized when vested, as described in Note 11, Stock Plan.

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

The following table provides a summary of the fair value of the Company’s derivative liabilities as of September 30, 2020 and December 31, 2019:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of September 30, 2020:
Liabilities
Derivative liabilities	$-	$-	$172,565

As of December 31, 2019:
Liabilities
Derivative liabilities	$-	$-	$89,367

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2020 and 2019

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

Income taxes: The Company has adopted ASC Topic 740 – "Income Taxes" which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of ASC Topic 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

Potential common stock consists of the incremental common stock issuable upon the exercise of common stock warrants (using the if-converted method), convertible notes, classes of shares with conversion features, and stock awards and stock options. The computation of basic loss per share for the nine months ended September 30, 2020 and the year ended December 31, 2019 excludes potentially dilutive securities of underlying share purchase warrants, convertible notes, stock options and preferred shares, because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted.

The table below reflects the potentially dilutive securities at each reporting period which have been excluded from the computation of diluted net loss per share:

	September 30, 2020	December 31, 2019
Research Warrants at 3% of issued and outstanding shares	398 694	392,694
Convertible Notes	224,530	261,107
Series A Preferred shares	700	700
Stock options vested	2,448,334	2,331,669
Stock options not yet vested	91,666	183,331
Stock purchase warrants	180,000	70,000
Total	3,343,924	3,239,501

New Accounting Pronouncements: Certain new accounting pronouncements that have been issued are not expected to have a material effect on the Company’s financial statements.

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2020 and 2019

Note 3 – Going Concern

The Company has experienced net losses to date, and it has not generated revenue from operations. While the Company raised proceeds of $211,000 during the nine months ended September 30, 2020 and $470,000 during the year ended December 31, 2019 by way of private placement offerings to accredited investors, loans and advances from its officers and directors and third party short term loans, it does not believe its resources will be sufficient to meet its operating and capital needs beyond the first quarter of 2021. The Company expects it will require additional capital to fully implement the scope of its proposed business operations, which raises substantial doubt about its ability to continue as a going concern.  The Company will have to continue to rely on equity and debt financing, and continued support from its officers and directors. There can be no assurance that financing, whether debt or equity, will be available to the Company in the amount required at any particular time or for any particular period or, if available, that it can be obtained on favorable terms. In addition, if the Company is unable to obtain adequate capital due to the continued spread of COVID-19, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amount and classification of liabilities that might cause results from this uncertainty.

Covid-19 Pandemic

The recent COVID-19 pandemic has resulted in a delay of our planned research and development activities. As a result in April 2020, we terminated our employees, In addition, the universities with which we have collaborated have closed for extended periods of time and reopened with capacity restrictions therefore we discontinued our service agreements with Ariel Scientific Innovation Ltd. (“Ariel”) and although we continue to collaborate with Professor Chenfeng Ke at Dartmouth College (“Dartmouth”) on 3D printing research under a grant from the State of New Hampshire, we have not extended our sponsored research agreement with Dartmouth which expired in July 2020.  We are investigating other laboratories and methods to continue our research in traumatic brain injuries and other neurodegenerative and neuromuscular diseases, while advancing and protecting our intellectual property. However, the full impact of the COVID-19 pandemic continues to evolve, is highly uncertain and subject to change. Management is monitoring the situation but given the daily evolution of the COVID-19 outbreak, the Company is not currently able to estimate the effects of the COVID-19 outbreak on its operations or financial condition. The ultimate impact on our workforce and collaborative development efforts is currently uncertain.

COVID-19 has also caused significant disruptions to the global financial markets, which severely impacts our ability to raise additional capital. We  terminated our employees in April 2020 in an effort to conserve resources as we evaluate our business development efforts.  We may be required to further reduce operations or cease operations if we are unable to finance our operations.

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

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2020 and 2019

Note 4 – Convertible Note – Related Party and Derivative Liabilities (continued)

On September 29, 2017, the Company and CubeSquare amended Note 1 to extend the maturity date from September 1, 2017 to September 1, 2018; on September 9, 2018, the Company further amended Note 1 to extend the maturity date to September 1, 2019; on November 6, 2019, the Company further amended Note 1 to extend the maturity date to September 1, 2020; and on October 30, 2020, the Company further amended Note 1 to extend the maturity date to September 1, 2021, under the same terms and conditions.

On September 27, 2017, the Company entered into a second convertible debenture agreement with CubeSquare under which the Company received proceeds of $15,000 (Note 2). Note 2 bears interest at 8% per annum and was due on September 27, 2018. Interest accrues from September 27, 2017 and is payable on maturity.   Any portion of the principal and unpaid interest under the note is convertible at any time at the option of CubeSquare  into shares of common stock of the Company at a conversion price equal to a 50% discount to the average of the five lowest trading prices during the previous twenty trading days prior to the date of the notice of conversion from CubeSquare. On September 9, 2018, Note 2 was amended to extend the maturity date to September 27, 2019. On November 6, 2019, Note 2 was amended to extend the maturity date to September 27, 2020 and on October 30, 2020 Note 2 was amended to extend the maturity date to September 27, 2021.

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

The carrying value of these convertible notes is as follows:

	September 30, 2020	December 31, 2019
Face value of certain convertible notes	$25,000	$25,000
Less: unamortized discount	-	-
Carrying value	$25,000	$25,000

We recorded interest expenses of $507 and $1,510 for the three and nine months ended September 30, 2020, respectively.  We recorded interest expenses of $507 and $1,504 for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, and December 31, 2019, the unpaid interest balance under Accounts payable and accrued liabilities – related party was $6,942 and $5,432, respectively.

As a result of the application of ASC No. 815, the fair value of the conversion feature is summarized as follows:

Balance at December 31, 2018	$36,827
Change in fair value	355
Balance at December 31, 2019	37,182
Change in fair value	9,502
Balance at September 30, 2020	$46,684

The fair value at the commitment and re-measurement dates for the Company's derivative liabilities were based upon the following management assumptions as of September 30, 2020 and December 31, 2019 and the commitment date:

	Commitment Date	September 30, 2020	December 31, 2019
Expected dividends	0	0	0
Expected volatility	101% ~103%	170% ~ 176%	167% ~ 180%
Expected term	0.92 ~ 1 year	0.99 year	0.26 year
Risk free interest rate	1.33%	0.12%	1.60%

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2020 and 2019

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

During the nine months ended September 30, 2020 we issued and sold in a private offering 8% convertible notes in the principal amount of $10,000, due on February 19, 2022  convertible into shares of our common stock at a conversion price (the "Conversion Price") for each share of common stock equal to the lesser of: (a) $0.50; (b) the lowest price at which the Company has converted any convertible security of the Company (to the holder or to any third party) within 30 trading days prior to the date of delivery of the applicable Notice of Conversion; and (c) so long as lower than (a) or (b), such price per share of common stock as the Company and the holder may agree from time to time.  In connection with the 8% convertible note issuance, we issued warrants to purchase an aggregate of 10,000 shares of common stock at an exercise price of $1.00.

We recorded interest expenses of $1,915 and $5,296 for the three and nine months ended September 30, 2020, respectively, with respect to the aforementioned notes. As of September 30, 2020, and December 31, 2019, the unpaid interest balance under Accounts payable and accrued liabilities was $5,457 and $161, respectively.

The convertible notes qualify for derivative accounting and bifurcation under ASC 815, “Derivatives and Hedging.” The derivative liability of the $80,000 convertible notes was calculated using the Black-Scholes pricing model to be $72,689.

The carrying value of these convertible notes is as follows:

	September 30, 2020	December 31, 2019
Face value of certain convertible notes	$80,000	$70,000
Less: unamortized discount	(45,393)	(63,829)
Carrying value	$34,607	$6,171

Amortization of the discount during the three and nine months ended September 30, 2020 totaled $9,030 and $26,350, respectively, which amounts have been recorded as interest expense.

As a result of the application of ASC No. 815 as of September 30, 2020 and December 31, 2019, the fair value of the conversion feature is summarized as follows:

Balance at December 31, 2018	$-
Derivative addition associated with convertible notes	64,774
Change in fair value	(12,589)
Balance at December 31, 2019	52,185
Derivative addition associated with convertible notes	7,915
Change in fair value	65,781
Balance at September 30, 2020	$125,881

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2020 and 2019

Note 5 – Convertible Note and Derivative Liabilities (continued)

The fair value at the commitment and re-measurement dates for the Company's derivative liabilities were based upon the following management assumptions as of September 30, 2020 and December 31, 2019 and the commitment date:

	Commitment Date	September 30, 2020	December 31, 2019
Expected dividends	0	0	0
Expected volatility	154% ~173%	173% ~180%	156%
Expected term	2.10 years	1.3 ~ 1.5 years	2 years
Risk free interest rate	1.42 ~ 1.65%	0.12% ~ 0.13%	1.58%

Note 6 – Unsecured Short-Term Advance from Third Party

On June 20, 2019, the Company received $100,000 from a third party in the form of an unsecured, demand, non-interest bearing, short term advance to meet its operating needs. The advance remains outstanding at September 30, 2020 and December 31, 2019.

Note 7 – Related Party Transactions

(1)	Demand Loan from related party

On May 1, 2019, the Company issued a promissory note (the "Note") to CubeSquare in the principal amount of $50,000. The Note bears interest at the rate of 8% per annum and is due and payable by the Company upon demand from CubeSquare. We recorded interest expenses of $986 and $1,995 for the three and nine months ended September 30, 2020, respectively.  We recorded interest expenses of $646 for the three and nine months ended September 30, 2019.  As of September 30, 2020, and December 31, 2019, the unpaid interest balance under Accounts payable and accrued liabilities – related party was $4,658 and $2,663, respectively.

(2)	Advances from Related Parties

During the year ended December 31, 2019, the Company received $135,000 from Jonah Meer, its Chief Executive Officer, in the form of an unsecured, demand, non-interest bearing, short term advance to help meet its operating needs. During the nine months ended September 30, 2020, the Company received an additional $70,000 from Jonah Meer.

On August 20, 2019, the Company received $50,000 from Ido Merfeld, its President, in the form of an unsecured, demand, non-interest bearing, short term advance to help meet its operating needs. During the nine months ended September 30, 2020, the Company received an additional $21,000 from Ido Merfeld.

During the nine months ended September 30, 2020, the Company received $10,000 from CubeSquare in the form of an unsecured, demand, non-interest bearing, short term advance to help meet its operating needs. The Company’s Chief Executive Officer is the managing partner and the Company’s President is a 25% owner of CubeSquare.

(3)	Others

During the year ended December 31, 2019, Jonah Meer, the Company’s Chief Executive Officer, made payments to various vendors in the accumulated amount of $25,642. During the nine months ended September 30, 2020, Jonah Meer, the Company’s Chief Executive Officer, made payments to various vendors in the accumulated amount of $10,164 and was repaid $3,631. The balance payable to Mr. Meer of $32,175 is reflected in accounts payable, related party.

During the year ended December 31, 2019, Ido Merfeld, the Company’s President, made payments to various vendors in the accumulated amount of $1,169.  The balance payable to Mr. Merfeld of $1,169 is reflected in accounts payable, related party.

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2020 and 2019

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
September 30, 2020 and 2019

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

Dartmouth College

On July 12, 2018, the Company entered into a one-year sponsored research agreement (the “Sponsored Research Agreement”) with the Trustees of Dartmouth College (“Dartmouth”) pursuant to which the Company will support and fund the cost of research conducted by Dartmouth of mutual interest to the parties in accordance with the Agreement.  Intellectual property invented or developed solely by a party shall be owned by such party and intellectual property jointly invented or developed shall be jointly owned.  Dartmouth retains an irrevocable worldwide right to use intellectual property owned by it resulting from its research under the Agreement on a non-exclusive royalty-free basis for research and education purposes. The Agreement may be terminated earlier than one year upon written agreement of the parties, a material breach which is not cured within 30 days of notice thereof, if Professor Ke no longer conducts the research under the Agreement and a successor acceptable to both parties is not available, or in the event of an unauthorized assignment of the Company's rights and obligations under the Agreement.  On November 4, 2019, the parties entered into an amendment to the Sponsored Research Agreement which extended the term of the Agreement through July 14, 2020. The Sponsored Research Agreement expired on July 14, 2020.

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

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2020 and 2019

Note 9 – Intellectual Property License Agreement (continued)

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

The Company recorded the initial $25,000 license fee under prepaid expenses, which amount has been expensed ratably over the initial one-year term of the Agreement. On the anniversary of the Agreement, the Company received an invoice for the $25,000 annual maintenance fee with respect to the 2020-2021 license period. The Company has expensed $6,250 in the three months ended September 30, 2020 with respect to the license fee.

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

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2020 and 2019

Note 10 – Commitments (continued)

(1)	Service Agreement with Ariel Scientific Innovations Ltd. (continued)

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

As a result there were no expenses incurred during the three months ended September 30, 2020. As a result of a refund of prior advanced expenses during of $8,104, during the nine months ended September 30, 2020 we expensed a total of $7,708. During the three and nine months ended September 30, 2019, $8,626 and $26,594 were expensed, respectively.

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

On April 11, 2019, the Company amended the Second Services Agreement (the "First Amendment") with Ariel which it entered into on March 6, 2018, to extend the term thereof for an additional twelve months until March 6, 2020. Pursuant to the First Amendment, the Company paid Ariel an aggregate of $41,160 in quarterly payments of $10,290 on each of April 11, 2019, June 1, 2019, September 1, 2019 and December 1, 2019 for the services of Professor Gadi Turgeman and his neurobiology research team and the use of his lab. The agreement was not renewed upon expiration and certain unused funds were returned to the Company during the nine months ended September 30, 2020.

There were no additional expenses incurring during the three months ended September 30, 2020. During the nine months ended September 30, 2020, $10,290 previously expensed  for the Second Services Agreement was credited back to the Company, and  we incurred no additional expenses.  During the three and nine months ended September 30, 2019, $6,860 and $27,440 were expensed, respectively.

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
September 30, 2020 and 2019

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
September 30, 2020 and 2019

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

During the three and nine months ended September 30, 2020, we recorded gains of $0 and $26,809, respectively relative to the above contract in order to reverse prior period accruals related to the various payment obligations set out above. These amounts were recorded as offsets to research and development expenses. During the three and nine months ended September 30, 2019, $24,818 and $61,111 were expensed, respectively.

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

Stock Awards:

On January 28, 2019, the Company issued 30,000 shares of common stock under its 2016 Stock Option and Stock Award Plan to Pavel Hilman for his continuing service on the Company's Board of Advisors. These shares were fully vested and recorded as advisory services on issuance.

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2020 and 2019

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

	September 30,
	2020	2019
Number of shares vested in period	-	92,500
Weighted average fair market value per share	$-	$1.37
Stock based compensation recognized	$-	$126,875

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

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2020 and 2019

Note 11 – Stock Plan (continued)

(a)	Stock Options granted to Science Advisors and Business Advisors (cont’d):

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

On February 10, 2020 the Company granted three-year options to purchase an aggregate of 50,000 shares of its common stock at an exercise price of $2.00 per share, to Michael Maizels for serving as a Business Advisor. 25,000 of such shares subject to the option were immediately exercisable and expire on February 10, 2023, and 25,000 shares vest on February 10, 2021 and expire on February 10, 2024. On July 15, 2020 25,000 unvested options were forfeited.

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

The following table is the recognized compensation in respect of the above stock option compensation ((a) and (b)) which amount has been allocated as below:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2020	2019	2020	2019

Research and development expenses	$19,840	$38,753	$117,111	$126,686

As of September 30, 2020, and December 31, 2019, total unrecognized compensation remaining to be recognized in future periods totaled $6,820 and $105,683, respectively.

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2020 and 2019

Note 11 – Stock Plan (continued)

(c)	Stock Options granted to Officers:

On June 25, 2019, the Company appointed John N. Bonfiglio, PhD as its chief operating officer, effective July 1, 2019. As compensation, Dr. Bonfiglio was granted a three-year stock option to purchase 100,000 shares of common stock at an exercise price of $2.00 per share, 50,000 of which shares vested upon grant and 25,000shares will vest on each of July 1, 2020 and July 1, 2021, provided Dr. Bonfiglio is in the employ of the Company on such dates. If the Company raised equity capital of $1.5 million before December 31, 2019, unvested shares subject to the option will immediately vest and become exercisable, so long as Dr. Bonfiglio is in the Company's employ on such date. Mr. Bonfiglio was terminated as chief operating officer as of November 30, 2019.  Accordingly, all unvested stock options terminated on such date.

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

The following table is the recognized compensation in respect of the above stock option compensation, which amounts have been allocated as general and administrative expenses:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2020	2019	2020	2019
General and administrative expenses	$-	$53,307	$-	$53,307

As of September 30, 2020, and December 31, 2019, total unrecognized compensation remaining to be recognized in future periods totaled $0.

The fair value of each option award referenced above is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions at the measurement date(s):

Measurement date
Dividend yield	0%
Expected volatility	114.69 ~ 186.80%
Risk-free interest rate	1.36% ~ 2.68%
Expected life (years)	3 ~ 5
Stock Price	$0.62 ~ 2.80
Exercise Price	$0.40 ~ 2.00

A summary of the activity for the Company's stock options at September 30, 2020 and December 31, 2019, is as follows:

	September 30, 2020		December 31, 2019
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of period	2,515,000	$1.97	1,615,000	$1.97
Granted	50,000	$2	950,000	$2
Exercised	-	$-	-	$-
Canceled/forfeited	(25,000)	$2	(50,000)	$2
Outstanding, end of period	2,540,000	$1.987	2,515,000	$1.987
Options exercisable, end of period	2,448,344	$1.98	2,331,669	$1.98
Options expected to vest, end of period	91,666	$1.98	183,331	$1.98
Weighted average fair value of options granted		$1.60		$1.62

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2020 and 2019

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

There was a total of 2,000 shares of Series A Preferred Stock issued and outstanding as of September 30, 2020 and December 31, 2019.

Common Stock

Common Stock issuances during the nine months ended September 30, 2020:

In August 2020, the Company sold an aggregate of 200,000 shares of its common stock with a five-year warrant to purchase an aggregate of 100,000 shares of common stock at an exercise price of $1.00 per share (the “Warrant Shares”) to investors in a private offering for aggregate gross proceeds of $100,000. The proceeds will be used for general corporate purposes. The Warrant Shares have “piggyback” registration rights and the warrant has a provision for cashless exercise. In addition, the warrant may not be exercised if it would result in beneficial ownership by the holder and his affiliates of more than 9.99% of the Company’s outstanding shares of common stock.

During the year ended December 31, 2019, the Company sold an aggregate of 65,000 shares of common stock to investors and received aggregate proceeds of $65,000 pursuant to subscription agreements in private offerings. The proceeds will be used for research and general corporate purposes.

On January 28, 2019, the Company issued 30,000 shares of common stock for advisory services (Note10 (4)). The shares had a fair market value on the date of issuance of $37,500 or $1.25 per share.

On July 1, 2019, the Company issued 37,500 shares of common stock to its then Chief Operating Officer (Note 10 (3)). The shares had a fair market value on the date of issuance of $49,125 or $1.31 per share.

On August 8, 2019, the Company issued 50,000 shares of common stock for advisory services (Note 10 (7)). The shares had a fair market value on the date of issuance of $74,500 or $1.49 per share.

On September 18, 2019, the Company issued 25,000 shares for advisory services (Note 10(4)). The shares had a fair market value on the date of issuance of $40,250 or $1.61 per share.

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2020 and 2019

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

There was a total of 13,289,789 and 13,089,789 shares of common stock issued and outstanding as of September 30, 2020 and December 31, 2019, respectively.

Common Stock Purchase Warrants

As of September 30, 2020, and December 31, 2019, the following common stock purchase warrants were outstanding:

	Warrants		Weighted Average Exercise Price
Outstanding – December 31, 2018	52,000	(1)	$0.40
Granted	70,000	(3)	1.00
Canceled/forfeited	-		-
Exercised	(52,000)	(2)	0.40
Outstanding – December 31, 2019	70,000		1.00
Granted	110,000	(4)(5)	1.00
Canceled/forfeited	-		-
Exercised	-		-
Outstanding – September 30, 2020	180,000		$1.00

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

(4) During the nine months ended September 30, 2020, the Company granted a convertible note holder 10,000 stock purchase warrants at an exercise price of $1.00. The fair value of the aforementioned warrants was $3,400 and recorded as financing cost.

(5) Each two shares of common stock purchased in a private offering included one warrant to purchase an additional share of common stock at an exercise price of $1.00.

In accordance with authoritative accounting guidance, the fair value of the outstanding common stock purchase warrants was calculated using the Black-Scholes option-pricing model with the following assumptions at the measurement date(s):

Measurement date
Dividend yield	0%
Expected volatility	97.90~172.75%
Risk-free interest rate	0.16~1.72%
Expected life (years)	2.71~5.00
Stock Price	$0.25 ~ $0.99
Exercise Price	$0.40 ~ $1.00

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2020 and 2019

Note 13 – Subsequent Events

The Company has evaluated events for the period from September 30, 2020 through the date of the issuance of these financial statements and determined that there are no additional events requiring disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains predictions, estimates and other forward-looking statements relating to future events or our future financial performance. In some cases, you   can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors  including the risks set forth in the section entitled "Risk Factors" in our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1, as filed with the Securities and Exchange Commission (the "SEC") on March 15, 2018, that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements

Forward-looking statements represent our management's beliefs and assumptions only as of the date of this Report. You should read this Report with the understanding that our actual future results may be materially different from what we expect.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements for the nine months ended September 30, 2020 and the notes thereto appearing elsewhere in this Report and the Company's audited financial statements for the fiscal year ended December 31, 2019, as filed with the SEC in its Annual Report on Form 10-K on March 30, 2020, along with the accompanying notes. As used in this Quarterly Report, the terms "we", "us", "our" and the "Company" means Qrons Inc.

Overview

The Company is a preclinical stage biotechnology company developing advanced stem cell synthetic hydrogel-based solutions to combat neuronal injuries and other nervous system pathologies focused on achieving a breakthrough in the treatment of traumatic brain injuries ("TBIs") for both concussions and penetrating injuries, an unmet medical need. We believe that our approach is pushing the boundaries of science by using the latest advances in molecular biology and chemistry. The Company has collaborated with universities and scientists in the fields of regenerative medicine, tissue engineering and 3D printable hydrogels to develop a treatment that integrates proprietary, engineered mesenchymal stem cells (“MSCs”), 3D printable implant, smart materials and a novel delivery system.

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

Recent Developments

Covid-19 Pandemic

The recent COVID-19 pandemic has resulted in a delay of our planned research and development activities. As a result in April 2020, we terminated our employees, In addition, the universities with which we have collaborated have closed for extended periods of time and reopened with capacity restrictions therefore we discontinued our service agreements with Ariel Scientific Innovation Ltd. (“Ariel”) and although we continue to collaborate with Professor Chenfeng Ke at Dartmouth College (“Dartmouth”) on 3D printing research under a grant from the State of New Hampshire, we have not extended our sponsored research agreement with Dartmouth which expired in July 2020.  We are investigating other laboratories and methods to continue our research in traumatic brain injuries and other neurodegenerative and neuromuscular diseases, while advancing and protecting our intellectual property. However, the full impact of the COVID-19 pandemic continues to evolve, is highly uncertain and subject to change. Management is monitoring the situation but given the daily evolution of the COVID-19 outbreak, the Company is not currently able to estimate the effects of the COVID-19 outbreak on its operations or financial condition. The ultimate impact on our workforce and collaborative development efforts is currently uncertain.

Plan of Operations

To date, we have two product candidates for treating penetrating and non-penetrating (concussion-like) TBIs. We have completed an in-vivo efficacy experiment with QS100TM for treating penetrating brain injuries in an animal model that was successful in substantiating our theories and practices regarding cell regeneration. We have completed animal in-vivo efficacy experiments with QS200TM for treating concussions and other diffused axonal injuries. Prior to the COVID-19 pandemic, we planned to continue working with Dartmouth to develop innovative 3D printable biocompatible advanced materials and stem cell delivery techniques for our product candidates and with our stem cells team on the development of our proprietary, neuro-regenerative MSC lines at Ariel’s laboratories. We are currently exploring alternative laboratories and strategies to maximize our development efforts in the field of neuronal injuries and nervous system pathologies.

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

Results of Operations

Three Months Ended September 30, 2020 and September 30, 2019

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future.

Net Loss

We had a net loss of $153,933 in the three months ended September 30, 2020 compared to $454,158 in the three months ended September 30, 2019, as follows:

	For Three Months Ended
	September 30,
	2020	2019

Net sales	$-	$-

Operating expenses:
Research and development expenses	33,441	136,080
Professional fees	9,010	14,928
General and administrative expenses	20,977	308,735
Total operating expenses	63,428	459,743

Income (loss) from operations	(63,428)	(459,743)

Other income (expense)
Interest expense	(12,460)	(1,243)
Change in derivative liabilities	(78,045)	6,828
Total other income (expense)	(90,505)	5,585

Net (loss)	$(153,933)	$(454,158)

Operating Expenses

Total operating expenses for the three months ended September 30, 2020 were $63,428 compared to total operating expenses of $459,743 for the three months ended September 30, 2019. The substantial decrease in operating expenses during the three months ended September 30, 2020 is due to the suspension of certain research and development and other operating activities as a result of the impact of COVID 19. During the three months ended September 30, 2020, the Company incurred $33,441 of  research and development expenses which included service fees related to certain research and development agreements of $19,840, legal and filing fees related to patents of $5,610 and technology licensing fees of $7,991, compared to $136,080 of research and development expenses which included payroll of $59,012, service fees related to certain research and development agreements of $57,670, fees associated with a sponsored research agreement of $9,073, legal and filing fees related to patents of $2,263, purchases of expendable lab supplies and equipment of $5,979 and technology licensing fees of $2,083 during the three months ended September 30, 2019. The Company incurred general and administrative expenses of $20,977 for the three months ended September 30, 2020 compared to general and administrative expenses of $308,735 for the three months ended September 30, 2019. The substantial decrease in general and administrative expense during the three months ended September 30, 2020 was primarily due to a  suspension of certain research and development and other operating activities as a result of the impact of COVID 19  during the current period, and a decrease in stock-based compensation costs for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Professional fees were $9,010 for the three months ended September 30, 2020, which reflect a decrease in both accounting fees and legal fees compared to professional fees of $14,928 during the three months ended September 30, 2019.

Other Income (Expense)

Other expense in the three months ended September 30, 2020 was $90,505, which included a loss of $78,045 as a result of the change in value of  derivative liabilities, and interest expense of $12,460 which is comprised of accretion of convertible notes of $8,931 and accrued interest on convertible notes payable of $3,529. Other income in the three months ended September 30, 2019 was $5,585 and included a gain of $6,828 as a result of the change in value of our derivative liabilities and interest expense of $1,243.

Nine Months Ended September 30, 2020 and September 30, 2019

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future.

Net Loss

We had a net loss of $410,796 in the nine months ended September 30, 2020 compared to $933,202 in the nine months ended September 30, 2019 as follows:

	For Nine Months Ended
	September 30,
	2020	2019

Net sales	$-	$-

Operating expenses:
Research and development expenses	207,900	439,608
Professional fees	39,526	58,154
General and administrative expenses	48,528	424,652
Total operating expenses	295,954	922,414

Income (loss) from operations	(295,954)	(922,414)

Other income (expense)
Interest expense	(39,559)	(3,159)
Change in derivative liabilities	(75,283	(7,629)
Total other income (expense)	(114,842)	(10,788)

Net (loss)	$(410,796)	$(933,202)

Operating Expenses

Total operating expenses for the nine months ended September 30, 2020 were $295,954 compared to total operating expenses of $922,414 for the nine months ended September 30, 2019. The substantial decrease in operating expenses during the nine months ended September 30, 2020 is due to the suspension of certain research and development and other operating activities as a result of the impact of COVID 19, and a decrease to stock-based compensation in the nine months ended September 30, 2020. During the nine months ended September 30, 2020, the Company incurred $207,900 of  research and development expenses which included payroll of $79,274,  service fees related to certain research and development agreements of $124,820, a credit offsetting prior accrued fees associated with a sponsored research agreement of $26,809, legal and filing fees related to patents of $6,197, purchases of expendable lab supplies and equipment of $445, and technology licensing fees of $23,973, compared to $439,608 of research and development expenses which included payroll of $166,074, service fees related to certain research and development agreements of $180,720, fees associated with a sponsored research agreement of $45,366, legal and filing fees related to patents of $21,760, software fees of $1,374, technology licensing fees of $2,083 and purchases of expendable lab supplies and equipment of $22,231 during the nine months ended September 30, 2019. The Company incurred general and administrative expenses of $48,528 for the nine months ended September 30, 2020 compared to general and administrative expenses of $424,652 for the nine months ended September 30, 2019. The substantial decrease in general and administrative expense during the nine months ended September 30, 2020 was primarily due to a decrease in stock-based compensation costs from $254,682 in the nine months ended September 30, 2019 to $0 in the nine months ended September 30, 2020, and a reduction in certain advertising and marketing costs from $79,577 in the nine months ended September 30, 2019 to $24,307 in the  nine months ended September 30, 2020. Professional fees were $39,526 for the nine months ended September 30, 2020, which reflect a decrease in both accounting and legal fees in the nine months ended September 30, 2020 compared to professional fees of $58,154 during the nine months ended September 30, 2019.

Other Income (Expense)

Other expense in the nine months ended September 30, 2020 was $114,842 and included a loss of $75,283 as a result of the change in value of  derivative liabilities, and interest expense of $39,559 which is comprised of accretion of  convertible notes of $26,350, financing costs of $3,400 and accrued interest on convertible notes of $9,809. Other expense in the nine months ended September 30, 2019 included a loss of $7,629 as a result of the change in value of our derivative liabilities and interest expense of $3,159.

Working Capital

	September 30, 2020	December 31, 2019
Current Assets	$94,201	$123,290
Current Liabilities	792,608	631,412
Working Capital (Deficiency)	$(698,407)	$(508,122)

Cash Flows

	At September 30, 2020	At September 30, 2019
Net cash (used in) operating activities	$(185,567)	$(411,366)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	$211,000	$315,000
Net increase (decrease) in cash during period	$25,433	$(96,366)

Operating Activities

Net cash used in operating activities was $185,567 for the nine months ended September 30, 2020 compared to $411,366 for the nine months ended September 30, 2019.  Cash used in operating activities for the nine months ended September 30, 2020 was primarily the result of  net loss, offset by non-cash items including compensation in the form of stock options for research and development expense totaling $117,111, warrants granted as financing costs valued at $3,400, accretion of debt discount of $26,350, a loss from the change  in our derivative liabilities of $75,284 and changes to our operating assets and liabilities, including a decrease to prepaid expenses of $54,522, a decrease to accounts payable of $62,483 and an increase to accounts payable-related parties of $11,045.  Cash used in operating activities for the nine months ended September 30, 2019 was primarily the result of our net loss, offset by non-cash items including compensation in the form of stock options for research and development expense totaling $126,686, stock options recorded as advisory and consulting services of $201,375, stock options granted for administrative and advisory services of $53,307 and changes to our operating assets and liabilities including a decrease to prepaid expenses and increases to our accounts payable and accounts payable – related parties.

Investing Activities

There were no investing activities during the nine months ended September 30, 2020 and 2019.

Financing Activities

Net cash provided by financing activities was $211,000 for the nine months ended September 30, 2020 compared to $315,000 for the nine months ended September 30, 2019. We received $100,000 in proceeds from private offerings in the nine months ended September 30, 2020 as compared to $65,000 in the nine months ended September 30, 2019. During the nine months ended September 30, 2020 we received $101,000 in proceeds from related parties in the form of short-term advances from our officers compared to $100,000 during the nine months ended September 30, 2019.  During the nine months ended September 30, 2020 we also received $10,000 in the form of convertible notes with no similar financing in the nine months ended September 30, 2019. During the nine months ended September 30, 2019 we received $100,000 in an unsecured short-term advance from a third party, with no similar financing in the nine months ended September 30, 2020.

Liquidity and Capital Resources

As of September 30, 2020, we had cash of $92,458. We are in the early stage of development and have experienced net losses to date and have not generated revenue from operations which raises substantial doubt about our ability to continue as a going concern. There are a number of conditions that we must satisfy before we will be able to commercialize potential products and generate revenue, including successful development of product candidates, which includes clinical trials, FDA approval, demonstration of effectiveness sufficient to generate commercial orders by customers, establishing production capabilities as well as effective marketing and sales capabilities for our product. We do not currently have sufficient resources to accomplish any of these conditions necessary for us to generate revenue and expect to incur increasing operating expenses. We will require substantial additional funds for operations, the service of debt and to fund our business objectives. There can be no assurance that financing, whether debt or equity, will be available to us in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms favorable to us. If additional funds are raised by the issuance of equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing stockholders. We currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources. Additionally, the COVID-19 pandemic has resulted in significant disruptions to the global financial markets and the Company’s ability to access capital for its research and development and operating activities. Without additional financing, we do not believe our resources will be sufficient to meet our operating and capital needs beyond the first quarter of 2021.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. Our report from our independent registered public accounting firm for the fiscal year ended December 31, 2019 includes an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern, stating the Company has not generated revenues sufficient to cover operating expenses and will need additional capital to service its debt obligations. Also, if the Company is unable to obtain adequate capital due to the continued spread of COVID-19, the Company may be required to further reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

Research and Development Costs: The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, "Research and Development." Research and development costs were $33,441 and $207,900 for the three and nine months ended September 30, 2020, respectively. Research and development costs were $136,080 and $439,608 for the three and nine months ended September 30, 2019, respectively.

Stock-Based Compensation and Other Share-Based Payments: The Company records stock-based compensation in accordance with ASC 718, Share-Based Payments, using the fair value method on grant date. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The expense attributable to the Company's directors is recognized over the period the amounts are earned and vested, and the expense attributable to the Company's non-employees is recognized when vested, as described in Note 11, Stock Plan.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of September 30, 2020, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except as described below, there were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

On August 11, 2020, the Company issued 100,000 shares of its common stock and a five-year warrant to purchase 50,000 shares of common stock at an exercise price of $1.00 per share to an accredited investor in a private offering for proceeds of $50,000.

On August 27, 2020, the Company issued an aggregate of 100,000 shares of its common stock and a five-year warrant to purchase an aggregate of 50,000 shares of common stock at an exercise price of $1.00 per share to two accredited investors in a private offering for aggregate proceeds of $50,000.

The shares issuable upon the exercise of the above-referenced warrants have “piggyback” registration rights and the warrants may be exercised on a cashless basis. In addition, the warrants may not be exercised if such exercise would result in beneficial ownership by the holder and his affiliates of more than 9.99% of the then outstanding shares of common stock of the Company.

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

QRONS INC.

Date: November 16, 2020	By:	/s/Jonah Meer
Jonah Meer
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)