Form 10-K
period 2020-12-31
Qrons Inc.
filed 2021-03-31
CIK 1689084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐   No  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $950,937.

As of March 31, 2021, there were 13,289,789 shares of the registrant's common stock outstanding.

ii

iii

PART I

Item 1. Business

As used in this Annual Report on Form 10-K (this "Report"), references to the "Company," the "registrant," "we," "our" or "us" refer to Qrons Inc. unless the context otherwise indicates.

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

We are an innovative biotechnology company dedicated to developing biotech products, treatments and technologies that create a platform to combat neuronal diseases an enormous social and economic burden on society. We seek to engage in strategic arrangements with companies and institutions that are developing breakthrough technologies in the fields of artificial intelligence (“AI”), machine learning (“ML”), molecular biology, stem cells and tissue engineering, for deployment in the fight against neuronal diseases. Our search is focused on researchers based in Israel, a country which is world-renowned for biotech innovations.

To date, the Company has collaborated with universities and scientists in the fields of regenerative medicine, tissue engineering and 3D printable hydrogels to develop a treatment that integrates proprietary, engineered mesenchymal stem cells (“MSCs”), 3D printable implant, smart materials and a novel delivery system and has two product candidates for treating penetrating and non-penetrating (concussion-like) TBIs, both integrating proprietary, anti-brain inflammation synthetic hydrogel and modified MSCs. QS100TM is an injury specific, 3D printable, implantable MSCs-synthetic hydrogel, to treat penetrating brain injuries and QS200TM is an injectable MSCs-synthetic hydrogel for the treatment of diffused injuries commonly referred to as concussions.

Under an intellectual property license agreement (the “Intellectual Property Agreement”) with the Trustees of Dartmouth College (“Dartmouth”) to develop innovative 3D printable, biocompatible advanced materials, Dartmouth granted the Company an exclusive worldwide, royalty bearing license for 3D printable materials in the field of human and animal health and certain additional patent rights to use and commercialize licensed products and services.

The Company has relied primarily on its two co-founders, Jonah Meer, Chief Executive Officer, and Ido Merfeld, President, who are its sole directors, to manage its day-to-day business. The Company currently outsources professional services to third parties in an effort to maintain lower operational costs.

Messrs. Meer and Merfeld, as the holders of the Company's issued and outstanding shares of the Company's Class A Preferred Stock, collectively have 66 2/3% of the voting rights of the Company. Acting together, they will be able to influence the outcome of all corporate actions requiring approval of our stockholders.

The Company's common stock has traded on the OTCQB Venture Market since August 12, 2019 under the symbol "QRON".

Agreements with Dartmouth

On October 2, 2019, the Company entered into the Intellectual Property Agreement pursuant to which Dartmouth granted the Company an exclusive world-wide license under the patent application entitled “Mechanically Interlocked Molecules-based Materials for 3D Printing” in the field of human and animal health and certain additional patent rights to use and commercialize licensed products and services. The license grant includes the right of the Company to sublicense to third parties subject to the terms of the Agreement.

The Agreement provides for : (i) a $25,000 license issue fee; (ii) an annual license maintenance fee of $25,000, until the first commercial sale of a licensed product or service; (iii) an earned royalty of 2% of net sales  of licensed products and services by the Company or a sublicensee; (iv) 15% of consideration received by the Company under a sublicense; and (v) beginning in the first calendar year after the first commercial sale, an annual minimum royalty payment of $500,000, $1,000,000 in the second calendar year, and $2,000,000 in the third calendar year and each year thereafter. The Company will also reimburse Dartmouth for all patent preparation, filing, maintenance and defense costs.

Under the Agreement, the Company must diligently proceed with the development, manufacture and sale of licensed products and licensed services, including funding at least $1,000,000 of research in each calendar year beginning in 2019 and ending with the first commercial sale of a licensed product; filing an IND/BLA (or equivalent) with the FDA or a comparable European regulatory agency before the four-year anniversary and make the first commercial sale of a licensed product before the twelve-year anniversary of the effective date of the Agreement  and achieve annual net sales of at least $50,000,000 by 2033. If the Company fails to perform any of these obligations, Dartmouth has the option to terminate the Agreement or change the exclusive license to a nonexclusive license.

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

The Company’s sponsored research agreement, pursuant to which the Company funded research conducted by Dartmouth of mutual interest to the parties terminated by its terms in July 2020.

Royalty and License Fee Sharing Agreement with Ariel

On November 30, 2019, the Company entered into a royalty and license fee sharing agreement (the “Royalty Agreement”) with Ariel Scientific Innovations Ltd., a wholly owned subsidiary of Ariel University, in Ariel, Israel (“Ariel”). which, among other things, supersedes and terminated the license and research funding agreement, dated December 14, 2016, as amended, between the Company and Ariel (the “License Agreement”). Upon the occurrence of an Exit Event, as such term is described in the Royalty Agreement, including an underwritten public offering of the Company’s shares with proceeds of at least $25 million, a consolidation, merger or reorganization of the Company, and a sale of all or substantially all of the shares and/or the assets of the Company, Ariel has the right to require the Company to issue  up to 3% of the then issued and outstanding shares of its common stock. The issuance of any such shares in the future will result in dilution to the interests of other stockholders. In consideration for the parties’ agreement to terminate the License Agreement and for future general scientific collaboration between the parties, the Company agreed to pay Ariel a royalty of 1.25% of net sales (as defined in the Royalty Agreement) of products sold by the Company, or its affiliates and licensees for fifteen years from the first commercial sale in a particular country.

Services agreements which the Company had with Ariel related to laboratory access, molecular biology and neurobiology research, and other services have terminated.

Business Description

The Company’s focus from inception has been traumatic brain injury ("TBI"), a severe form of neuronal damage caused by powerful head impacts. Patients can experience transient symptoms, profound disability or death. TBI is generally caused by violent acts, motor vehicle accidents, falls and sports-related concussions.

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

The Company developed two product candidates, QS100TM for treating penetrating brain injuries and QS200TM, for treating concussions and other diffused axonal injuries. Both QS100TM and QS200TM integrate proprietary, anti-brain inflammation synthetic hydrogel and modified MSCs and smart synthetic material. QS100TM is an injury specific, 3D printable, implantable MSCs-synthetic hydrogel to treat penetrating brain injuries (such as gunshot wounds, motor vehicle accidents and falls) and QS200TM is an injectable MSCs-synthetic hydrogel for the treatment of diffused injuries commonly referred to as concussions.

QS100TM has demonstrated astrogliosis inhibition and induction of neuronal differentiation in our in-vivo animal experiment penetrating injury animal model. QS200TM research has been completed, has shown efficacy for concussions and diffused brain injuries, and results are being compiled.

We believe that QS100TM’s advances provide a superior stem cells/synthetic hydrogel integration which will enable the unleashing of a precise, effective and controlled delivery of our proprietary MSCs so as to induce neuronal growth.

Building on the Company’s activities in its research activities for TBI’s and its activities and interactions in Israel, the Company has expanded its proprietary TBI research, to create a platform making use of synergic technologies to combat a broader range of additional neuronal diseases.

The nervous system is comprised of the brain, spinal cord and nerves. Together they control all of the workings of the body. When something goes awry with a part of  the nervous system, one can  experience difficulties with movement,  speech, swallowing, breathing or learning. Problems may also develop that affect memory, senses or mood.

Four decades of intense research and development efforts have failed to yield effective interventions for neuronal diseases. The lack of success in the search for a drug or treatment to improve the devastating symptoms of chronic neuronal diseases has been one of modern medicine's greatest frustrations.

The lack of effective therapies for neuronal diseases creates an enormous social and economic burden on society.

Major types of neuronal diseases include:

Diseases caused by faulty genes, such as Huntington's disease and muscular dystrophy ervous system development disorder, such as spina bifida.

•	Degenerative diseases, where nerve cells are damaged or die, such as Parkinson’s disease and Alzheimer’s disease
•	Diseases of the blood vessels supplying the brain, such as stroke
•	Injuries to the spinal cord and brain
•	Seizure disorders, such as epilepsy

Although these diseases occur in different regions and display different causes or origins, they share common cellular and molecular mechanisms.

Our Mission and Approach

Our goal is to develop and license biotech products, treatments and technologies through the creation of a platform to combat neuronal diseases. Our approach is to seek to marshal and leverage the remarkable advances made in the fields of AI, ML, molecular biology, stem cells and tissue engineering for deployment in the fight against neuronal diseases. We seek to accomplishes this through development, acquisitions and investments.

We are seeking to engage in strategic and partner arrangements and provide assistance and support in furtherance of our development goals. We seek companies and institutions that are developing breakthrough technologies in line with our approach. Our search is focused on researchers based in Israel, a country which is world-renowned as having a long track record of successful and ground-breaking innovations.

We believe we have assembled a talented and experienced development team, comprised of scientists, doctors and finance professionals, who can identify and evaluate promising product and treatment candidates and partner companies for potential acquisition.  The core of our team consists of seasoned Israelis making us well positioned to mine Israel’s up and coming start-ups and technologies.

Our search is for value accretive transactions with high growth, and clinical and commercial potential. Following the exclusive license or acquisition of the intellectual property underpinning a product candidate, we will seek to leverage our business, scientific, regulatory, legal and finance expertise to help young partner companies and entrepreneurs achieve their goals while providing us a platform to advance treatments of unmet neuronal diseases.

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

We aim through future research and development collaborations to advance these and other product candidates. There can be no assurance that any collaborative research conducted will be successful in achieving its goals.

Our Market

There are various estimates of the size of the neurological disorder market as individual reports focus on particular segments or disorder, geographical area or treatment in the broad neurological disorder market. According to some reports, one in six people live with a neurological disease or disorder in the United States.

Continued growth of the global neurological disorder drugs market has been projected and can be attributed to the rise in prevalence of neurology diseases among the geriatric population across the globe and is expected to substantially increases as the population ages.

The market for TBI, which has been the Company’s focus to date, has been analyzed by the Center for Disease Control and Prevention (the "CDC"), which sees TBI as a major cause of death and disability in the United States with TBI contributing  about 30% of all injury deaths. According to the CDC, every day, 153 people in the United States die from injuries that include TBI. In 2014, about approximately 2.87 million TBI-related emergency department visits, hospitalizations, and deaths occurred in the United States including over 837,000 among children. TBIs contributed to the deaths of nearly 56,800 people. TBI was a diagnosis in approximately 288,000 hospitalizations including over 23,000 occurring among children.   CDC data indicates that the economic cost of TBI in 2010, including direct and indirect medical costs, is estimated to be approximately $76.5 billion.  According to the European CENTER, the global annual burden of TBI was estimated at $400 billion.

Market Competition

The biotechnology and pharmaceutical industries are characterized by intense and rapidly changing competition to develop new technologies and proprietary products, and any product candidates that we successfully develop and commercialize will have to compete with existing therapies and new therapies that may become available in the future.

We believe that our approach of creating a platform to combat neuronal diseases making use of next generation treatments through our development team based in Israel can provide us with a competitive intellectual and cost advantage. We face potential competition from many different sources, including larger and better-funded pharmaceutical, specialty pharmaceutical and biotechnology companies, as well as from academic institutions and governmental agencies and public and private research institutions that may develop potentially competitive products or technologies. To the extent that we develop product candidates for indications with larger patient populations, we expect to experience particularly intense competition from larger and better funded pharmaceutical and biotechnology companies. Any product candidate that we may develop will compete with such larger and better funded pharmaceutical and biotechnology companies, established drugs or solutions and new drug candidates being developed by others, that may currently be in clinical trials.

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

In the search for treatments for additional neuronal diseases there are many product candidates in development. While competition may be intense there are many indications that still remain untreated and we will seek out those indications where we believe we can bring a therapeutics and/or cost advantage versus competitors.

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

We also depend upon the skills, knowledge, experience and know-how of our advisers, consultants and other contractors. To help protect our proprietary know-how, which is not patentable, and for inventions for which patents may be difficult to enforce, we currently rely and will in the future rely on trade secret protection and confidentiality agreements to protect our interests. To this end, we require all of our employees, consultants, advisers and other contractors to enter into confidentiality agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business.

Dartmouth granted the Company an exclusive worldwide, royalty bearing license for such 3D printable materials in the field of human and animal health and certain additional patent rights to use and commercialize licensed products and services pursuant to the Intellectual Property Agreement.

On April 9, 2018, the Company filed a provisional patent application with the USPTO entitled 'Techniques for Promoting Neuronal Recovery” and on January 22, 2019, filed a second application that included further technological developments and data.  In addition, on April 7, 2019, the Company filed a Patent Cooperation Treaty (“PCT”) application with the World Intellectual Property Organization to allow the Company to file patent applications and seek protection in most major market countries throughout the world. On September 23, 2020, the Company filed with the USPTO the US National Phase of its international PCT application thereby initiating its application for a United States Patent.

Subject to sufficient resources, the Company intends to file additional patents as research increases  to protect its intellectual property, including for methods and techniques related to the integration of pseudopolyrotaxane hydrogel with live cells and epigenetic modifications of MSCs to induce neuronal differentiation and other cellular changes.

On November 15, 2017, Dartmouth filed a utility patent application with the USPTO for “Mechanically Interlocked Molecules-Based Materials” for 3-D printing, which the Company financed by reimbursing Dartmouth for  patent filing costs.

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

The Company’s strategy of creating a platform through development, acquisition and investment is to enable it to obtain access to patented intellectual property in a more streamlined and cost-effective fashion as the patent process will have either been already granted or be at a later stage in the application process.

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

Employees

We had two full-time employees and two part-time employees, however, on March 23, 2020, due to the uncertainty caused by the COVID-19 pandemic and its impact on our ability to raise additional capital for research and development, we terminated these employees in April 2020. Our two executive officers, Jonah Meer and Ido Merfeld, who are our sole executive officers and directors, are responsible for the day-to-day operations of our company. Dr. Liat Hammer continues to serve as our Director of Research on an as-needed basis to assist in our development goals. We currently outsource all professional services to third parties.

Research and Development

During the years ended December 31, 2020 and December 31, 2019, we incurred research and development costs of $258,620 and $651,476, respectively.

Item 1A. Risk Factors

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the OTCQB Venture Market under the symbol "QRON".

The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

On March 26, 2021, the last reported sales price of our common stock on the OTCQB, was $1.09.

As of March 26, 2021, there were 39 stockholders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2020:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-		-	-

Equity compensation plans not approved by security holders (1)	3,276,666	(2)	$2.00	-
______________
(1) On December 14, 2016, the Board adopted the Plan as described in Item 10 of this Annual Report on Form 10-K. 10,000,000 shares are reserved for issuance under the Plan.
(2) Represents (i) five-year options granted to each of Jonah Meer and Ido Merfeld to purchase an aggregate of 1,275,000 shares of common stock at $2.00 per share (ii) three-year options to purchase an aggregate of 13,333 shares of common stock at $2.00 per share granted to each of Motti Ratmansky and Albert Pinhasov, each a Science Advisor, (iii) three-year option to purchase an aggregate of 30,000 shares of common stock at $0.40 per share to Yitshak Francis, a former Science Advisor, (iv) three-year option to purchase an aggregate of 30,000 shares of common stock at $2.00 per share to Chenfeng Ke, a Science Advisor, (v) three-year option to purchase an aggregate of 20,000 shares of common stock at $2.00 per share to Igor Korman, a Science Advisor, (vi) three-year option to purchase 100,000 shares of common stock at $2.00 to Matanel Tfilin, our former Head of Stem Cell Research (vii) five-year options to purchase an aggregate of 245,000 shares of common stock at $2.00 per share and three-year options to purchase an aggregate of 100,000 shares of common stock to Liat Hammer, our Director of Research and Development, (viii) three-year options to purchase an aggregate of 100,000 shares of common stock at $2.00 per share to Motti Ratmansky, a Science Advisor,  (ix) three-year option to purchase an aggregate of 50,000 shares of common stock at $2.00 per share to John Bonfiglio, former chief operating officer, and (x) three-year options to purchase an aggregate of 25,000 shares of common stock at $2.00 per share to Michael Maizels, a former Business Advisor as set forth in Note 11 to the financial statements under Item 8 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

Except as set forth below, there were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company.

On December 10, 2020, we granted a five-year option to purchase 325,000 shares of common stock, at an exercise price of $2.00 per share, to each of Jonah Meer and Ido Merfeld for services provided to the Company.

On December 10, 2020, we granted a five-year option to purchase 100,000 shares of common stock, at an exercise price of $2.00 per share, to Liat Hammer for research services provided to the Company.

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

Plan of Operation

We are an innovative biotechnology company dedicated to developing biotech products, treatments and technologies that create a platform to combat neuronal diseases. We seek to engage in strategic arrangements with companies and institutions that are developing breakthrough technologies in the fields of AI, ML, molecular biology, stem cells and tissue engineering, for deployment in the fight against neuronal diseases Our search is focused on researchers based in Israel, a country which is world-renowned for biotech innovations.

To date, the Company has collaborated with universities and scientists in the fields of regenerative medicine, tissue engineering and 3D printable hydrogels to develop a treatment that integrates proprietary, engineered MSCs, 3D printable implant, smart materials and a novel delivery system and has two product candidates for treating penetrating and non-penetrating (concussion-like) TBIs, both integrating proprietary, anti-brain inflammation synthetic hydrogel and modified MSCs.

We have not generated any revenue from the sale of products.

Results of Operations

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future.

Operating Expenses

For the years ended December 31, 2020 and 2019 we had the following operating expenses:

	For the Year ended December 31,
	2020	2019
Operating expenses:
Research and development expenses	$258,620	$651,476
Professional fees	47,560	75,677
General and administrative expenses	247,561	789,279
Total operating expenses	$553,741	$1,516,432

Total operating expenses for the year ended December 31, 2020 were $553,741 as compared to $1,516,432 for the year ended December 31, 2019. During the year ended December 31, 2020, the Company incurred $258,620 of research and development expenses which included payroll of $79,274, service fees related to certain research and development agreements of $167,548, a rebate of fees associated with a sponsored research agreement of $26,809, legal and filing fees related to patents of $6,196, software fees of $6,966, technology licensing fees of $25,000 and purchases of expendable lab supplies and equipment of $445, as compared to $651,476 of research and development expenses which included payroll of $223,766, service fees related to certain research and development agreements of $292,044, fees associated with a sponsored research agreement of $80,006, legal and filing fees related to patents of $21,760, software fees of $1,374, technology licensing fees of $8,333 and purchases of expendable lab supplies and equipment of $24,193 incurred during the year ended December 31, 2019. The Company incurred general and administrative expenses of $247,561 for the year ended December 31, 2020 compared to general and administrative expenses of $789,279 for the year ended December 31, 2019. The substantial decrease in general and administrative expense during the 2020 fiscal year was primarily due to stock-based compensation costs of $213,530 related to the issuance of stock options to our officers and certain advisors during the year ended December 31, 2019, with $409,495 in stock-based compensation to officers and advisors in the year ended December 31, 2019.  Professional fees were $47,560 for the year ended December 31, 2020 compared to professional fees of $75,677 incurred during fiscal 2019. The decrease in professional fees in the year ended December 31, 2020 compared to the year ended December 31, 2019 was due to certain specialized contract and tax advice costs incurred in the year ended December 31, 2019. Other expenses were $109,222 in the year ended December 31, 2020, which included a loss of $57,203 as a result of the change in value of derivative liabilities and interest expense of $52,019, of which $3,400 relates to financing costs with respect to the issuance of warrants in the year ended December 31, 2020 in connection with convertible note financings, accretion of convertible notes of $35,380 and interest charges on convertible notes of $13,240.   Other expenses were $30,340 in the year ended December 31, 2019, which included a gain of $12,234 as a result of the change in value of  derivative liabilities and interest expense of $42,574, of which $36,410 relates to financing costs with respect to the issuance of warrants in the year ended December 31, 2019 in connection with  convertible note financings, accretion of  convertible notes of $945 and interest charges on convertible notes of $5,219.

Net Loss

We had a net loss of $662,963 in the year ended December 31, 2020 compared to a net loss of $1,546,772 in the year ended December 31, 2019.

Statement of Cash Flows

The following table summarizes our cash flows for the period presented:

	For the Year ended December 31,
	2020	2019
Net cash provided (used by) operating activities	$(220,393)	$(546,837)
Net cash provided from (used by) investing activities	-	-
Net cash provided from financing activities	211,000	470,000
Increase (decrease) in cash and cash equivalents	$(9,393)	$(76,837)

During the year ended December 31, 2020 we used cash of $9,393 as compared to the year ended December 31, 2019, where we used cash of $76,837.

Cash Used in Operating Activities

Cash used in operating activities for the year ended December 31, 2020 was $220,393 as compared to $546,837 used in the year ended December 31, 2019.

Cash used in operating activities for the year ended December 31, 2020 was primarily the result of our net loss, offset by non-cash items including compensation in the form of stock options for research and development of $159,839, stock options granted for management and advisory services of $213,530, warrants granted for financing costs of $3,400 and changes to our operating assets and liabilities, including a decrease in prepaid expenses of $56,265 and a decrease to our accounts payable, offset by an increase to accounts payable-related parties.  We also recorded $35,380 as  non-cash accretion of the debt discount related to certain convertible notes compared to $945 in the year ended December 31, 2019, and an increase in derivative liabilities of $12,234 in the year ended December 31, 2019 compared to a decrease of $57,203 in the year ended December 31, 2020.

Cash used in operating activities for the year ended December 31, 2019 was primarily the result of our net loss, offset by non-cash items including compensation in the form of stock options for research and development of $219,095, stock awards  for advisory and consulting services of $126,875, stock options granted for  management and advisory services of $409,495, common stock issued for services of $74,500, warrants granted as financing costs of $36,410 and changes to our operating assets and liabilities including an increase to prepaid expenses and increases to  accounts payable and accounts payable-related parties.

Cash Provided by Investing Activities

There was no cash provided by investing activities for the years ended December 31, 2020 and 2019.

Cash Provided by Financing Activities

During the year ended December 31, 2020, financing activities provided cash of $211,000, which was comprised of proceeds from convertible notes of $10,000, related party advances of $101,000 and proceeds from private offerings of common stock of $100,000.

During the year ended December 31, 2019, financing activities provided cash of $470,000, including proceeds from private offerings of common stock of $65,000,  proceeds from convertible notes of $70,000, short term advances from third parties of $100,000,  a demand loan of $50,000 from a company controlled by our officers and directors and advances from our officers and directors of $185,000.

Liquidity and Capital Resources

As of December 31, 2020, we had cash of $57,632. We are in the early stage of development and have experienced net losses to date and have not generated revenue from operations which raises substantial doubt about our ability to continue as a going concern. There are a number of conditions that we must satisfy before we will be able to commercialize potential products and generate revenue, including identifying and establishing strategic partners and technologies for the successful development of product candidates, which includes clinical trials, FDA approval, demonstration of effectiveness sufficient to generate commercial orders by customers and licensing or acquiring intellectual property,  as well as effective marketing and sales capabilities for our product. We do not currently have sufficient resources to accomplish any of these conditions necessary for us to generate revenue and expect to incur increasing operating expenses. We will require substantial additional funds for operations, the service of debt and to fund our business objectives. We will have to continue to rely on equity and debt financing. There can be no assurance that financing, whether debt or equity, will always be available to us in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms favorable to us. Additionally, the continued effect of COVID-19 and uncertain market conditions limit the Company’s ability to access capital. We will continue exploring sources of additional debt and equity financings as well as available grants. There is substantial doubt that we can continue as an on-going business unless we obtain additional capital to pay our expenditures.

Covid-19 Pandemic

The COVID-19 pandemic has had an adverse impact on the research and development of our product candidates. Research facilities at Dartmouth were subject to closures as well as laboratories at Ariel in Israel.  This resulted in our discontinuing our research at these Universities and was part of our decision to adjust our research to be collaborative and to seek aligning with third parties to advance our expanded goals.  We do not currently know the full extent of potential delays of research in the future as a result of the continuing pandemic restrictions.

COVID-19 has also caused significant disruptions to the global financial markets, which severely impacts our ability to raise additional capital. We terminated our employees in an effort to conserve resources in April 2020 as we evaluated our business development efforts.  The ultimate impact on us and our research relationships is currently uncertain.

The full impact of the COVID-19 outbreak continues to evolve and is subject to change. Management is actively monitoring the situation but given the daily evolution of the COVID-19 outbreak, the Company is not able to fully  estimate the effects of the COVID-19 outbreak on its planned operations or financial condition in the next 12 months. However, while significant uncertainty remains, the Company believes it is likely that the COVID-19 outbreak will have a negative impact on its  ability to raise additional financing and will result in delays as it continues to impact the Company’s workforce and its collaborative development efforts.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, does not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. Our report from our independent registered public accounting firm for the fiscal year ended December 31, 2020 includes an explanatory paragraph stating the Company has recurring losses and limited operations which raise substantial doubt about its ability to continue as a going concern.  If the Company is unable to obtain adequate capital due to the continued spread of COVID-19, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

Research and Development Costs: The Company charges research and development costs to expense when incurred in accordance with ASC 730, "Research and Development". Research and development costs were $258,620 for the year ended December 31, 2020. Research and development costs were $651,476 for the year ended December 31, 2019.

Stock-Based Compensation and Other Share-Based Payments: The expense attributable to the Company's directors is recognized over the period in which the amounts are earned and vested, and the expense attributable to the Company's non-employees is recognized when vested, as described in Note 11, Stock Plan.

Warrants: The Company accounts for common stock warrants in accordance with applicable accounting guidance provided in ASC 815 "Derivatives and Hedging", as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement.  For warrants classified as equity instruments we apply the Black Scholes model.   Presently all warrants issued and outstanding are accounted for using the equity method.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), (including its EITF, the AICPA and the SEC), did not or are not believed by management to have a material effect on the Company's present or future financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial statements and Supplemental Data

Qrons Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Qrons, Inc.

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Qrons, Inc. (the Company) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Consideration of the Company’s Ability to Continue as a Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has limited operations which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

Heaton & Company, PLLC
Farmington, Utah
March 31, 2021

QRONS INC.

BALANCE SHEETS

	December 31, 2020	December 31, 2019

ASSETS
Current assets
Cash and cash equivalents	$57,632	$67,025
Prepaid expenses	-	56,265
Total current assets	57,632	123,290

TOTAL ASSETS	$57,632	$123,290

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$49,059	$140,967
Accounts payable and accrued liabilities – related party	43,768	34,907
Demand loans, related party	50,000	50,000
Advances from related party	286,000	185,000
Unsecured short-term advances	100,000	100,000
Convertible note – related party, net of debt discount	25,000	25,000
Convertible note, net of debt discount	43,636	6,171
Derivative liabilities	154,485	89,367
Total current liabilities	751,948	631,412

Total liabilities	751,948	631,412

Stockholders' equity (deficit)
Series A Preferred stock: $0.001 par value; 10,000 shares authorized; 2,000 shares issued and outstanding	2	2
Common stock, $0.0001 par value: 100,000,000 shares authorized; 13,289,789 and 13,089,789 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	1,329	1,309
Additional paid-in capital	7,037,796	6,561,047
Accumulated deficit	(7,733,443)	(7,070,480)
Total stockholder's equity (deficit)	(694,316)	(508,122)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$57,632	$123,290

The accompanying notes are an integral part of these audited financial statements.

QRONS INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2020	2019

Net sales	$-	$-

Operating expenses:
Research and development expenses	258,620	651,476
Professional fees	47,560	75,677
General and administrative expenses	247,561	789,279
Total operating expenses	553,741	1,516,432

Income (loss) from operations	(553,741)	(1,516,432)

Other income (expense)
Interest expense	(52,019)	(42,574)
Change in derivative liabilities	(57,203)	12,234)
Total other income (expense)	(109,222)	(30,340)

Net (loss)	$(662,963)	$(1,546,772)

Net (loss) per common shares (basic and diluted)	$(0.05)	$(0.12)

Weighted average shares outstanding
(Basic and diluted)	13,163,286	12,998,973

The accompanying notes are an integral part of these audited financial statements.

QRONS INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Series A Preferred		Common Stock		Additional Paid-in	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Stockholders' Equity (Deficit)
Balance, December 31, 2018	2,000	2	12,872,309	1,287	5,629,694	(5,523,708)	107,275
Shares issued for stock awards for business advisory services	-	-	92,500	9	126,866	-	126,875
Shares issued for services provided	-	-	50,000	5	74,495	-	74,500
Stock options granted to non-employees as research and development costs	-	-	-	-	219,095	-	219,095
Issuance of common stock for private placement	-	-	65,000	7	64,993	-	65,000
Warrants granted as financing costs	-	-	-	-	36,410	-	36,410
Stock options granted to officers	-	-	-	-	409,495	-	409,495
Warrants exercised associated with private placement	-	-	9,980	1	(1)	-	-
Net loss for the year	-	-	-	-	-	(1,546,772)	(1,546,772)
Balance, December 31, 2019	2,000	$2	13,089,789	1,309	6,561,047	(7,070,480)	(508,122)
Issuance of common stock for private placement	-	-	200,000	20	99,980	-	100,000
Stock options granted to officers	-	-	-	-	213,530	-	213,530
Stock options granted to non-employees as research and development costs	-	-	-	-	159,839	-	159,839
Warrants exercised associated with private placement	-	-	-	-	3,400	-	3,400
Net loss for the year	-	-	-	-	-	(662,963)	(662,963)
Balance, December 31, 2020	2,000	$2	13,289,789	1,329	7,037,796	(7,733,443)	(694,316)

The accompanying notes are an integral part of these audited financial statements.

QRONS INC.
STATEMENTS OF CASH FLOWS

	For the Years ended December 31,
	2020	2019
Cash Flows From Operating Activities
Net loss	$(662,963)	$(1,546,772)
Adjustments to reconcile net loss to net cash (used by) operating activities:
Stock options issued for research and development expense	159,839	219,095
Stock awards issued for advisory and consulting services	-	126,875
Stock issued for services	-	74,500
Stock options granted for officer compensation	213,530	409,495
Warrants granted as financing costs	3,400	36,410
Accretion of debt discount	35,380	945
Change in derivative liabilities	57,203	(12,234)
Changes in operating assets and liabilities:
Prepaid expenses	56,265	(4,280)
Accounts payable and accrued liabilities	(91,908)	117,643
Accounts payable and accrued liabilities, related party	8,861	31,486
Net cash (used by) operating activities	(220,393)	(546,837)

Cash Flows From Investing Activities
Net cash provided from (used by) investing activities	-	-

Cash Flows From Financing Activities
Proceeds from convertible notes	10,000	70,000
Proceeds from private placement	100,000	65,000
Proceeds from short term advance, third party	-	100,000
Proceeds from demand loan, related party	-	50,000
Proceeds from related party advances	101,000	185,000
Net cash provided from financing activities	211,000	470,000

Increase (decrease) in cash and cash equivalents	(9,393)	(76,837)

Cash at beginning of year	67,025	143,862
Cash at end of year	$57,632	$67,025

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
Derivative liability associated with debt discount	$-	$64,774

The accompanying notes are an integral part of these audited financial statements.

QRONS INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2020 and 2019

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

The Company is an innovative biotechnology company dedicated to developing biotech products, treatments and technologies that create a platform to combat neuronal diseases an enormous social and economic burden on society. The Company seeks to engage in strategic arrangements with companies and institutions that are developing breakthrough technologies in the fields of artificial intelligence (“AI”), machine learning (“ML”), molecular biology, stem cells and tissue engineering, for deployment in the fight against neuronal diseases. The Company's search is currently focused on researchers based in Israel, a country which is world-renowned for biotech innovations.

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

Research and Development Costs: The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, Research and Development. Research and development costs were $258,620 for the year ended December 31, 2020. Research and development costs were $651,476 for the year ended December 31, 2019.

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred. The Company incurred $0 and $256,106 in advertising and marketing costs during the years ended December 31, 2020 and 2019, respectively.

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

QRONS INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2020 and 2019

Note 2 – Summary of Significant Accounting Policies (continued)

Stock-Based Compensation and Other Share-Based Payments: The Company records stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation, using the fair value method on grant date. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The expense attributable to the Company's directors is recognized over the period the amounts are earned and vested, and the expense attributable to the Company's non-employees is recognized when vested, as described in Note 11, Stock Plan.

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

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

The following table provides a summary of the fair value of the Company’s derivative liabilities as of December 31, 2020 and December 31, 2019:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of December 31, 2020:
Liabilities
Derivative liabilities	$-	$-	$154,485

As of December 31, 2019:
Liabilities
Derivative liabilities	$-	$-	$89,367

Warrants: The Company accounts for common stock warrants in accordance with applicable accounting guidance provided in ASC 815 Derivatives and Hedging, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement.  For warrants classified as equity instruments the Company applies the Black Scholes model and expenses the fair value as financing costs.

QRONS INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2020 and 2019

Note 2 – Summary of Significant Accounting Policies

Income taxes: The Company has adopted ASC 740, Income Taxes, which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Loss Per Share: In accordance with ASC 260, Earnings Per Share, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common stock outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common stock had been issued and if the additional shares of common stock were dilutive.

Potential common stock consists of the incremental common stock issuable upon the exercise of common stock warrants (using the if-converted method), convertible notes, classes of shares with conversion features, and stock awards and stock options. The computation of basic loss per share for the years ended December 31, 2020 and 2019 excludes potentially dilutive securities of underlying share purchase warrants, convertible notes, stock options and preferred shares, because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted.

The table below reflects the potentially dilutive securities at each reporting period which have been excluded from the computation of diluted net loss per share:

	December 31, 2020	December 31, 2019
Research warrants at 3% of issued and outstanding shares	398 694	392,694
Convertible notes	445,400	261,107
Series A preferred shares	700	700
Stock options vested	3,243,333	2,331,669
Stock options not yet vested	33,333	183,331
Stock purchase warrants	180,000	70,000
Total	4,301,460	3,239,501

New Accounting Pronouncements: Certain new accounting pronouncements that have been issued are not expected to have a material effect on the Company’s financial statements.

Note 3 – Going Concern

The Company has experienced net losses to date, and it has not generated revenue from operations. While the Company raised proceeds of $211,000 during the year ended December 31, 2020 and $470,000 during the year ended December 31, 2019 by way of private placement offerings to accredited investors, loans and advances from its officers and directors and third party short term loans, it does not believe its resources will be sufficient to meet its operating and capital needs beyond the second quarter of 2021. The Company expects it will require additional capital to fully implement the scope of its proposed business operations, which raises substantial doubt about its ability to continue as a going concern.  The Company will have to continue to rely on equity and debt financing, and continued support from its officers and directors. There can be no assurance that financing, whether debt or equity, will be available to the Company in the amount required at any particular time or for any particular period or, if available, that it can be obtained on favorable terms. In addition, if the Company is unable to obtain adequate financing due to the continued effect of COVID-19 on the capital markets, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amount and classification of liabilities that might cause results from this uncertainty.

QRONS INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2020 and 2019

Note 3 – Going Concern (continued)

Covid-19 Pandemic

The COVID-19 pandemic has had an adverse impact on the research and development of our product candidates. Research facilities at Dartmouth were subject to closures as well as laboratories at Ariel in Israel.  This resulted in our discontinuing our research at these Universities and was part of our decision to adjust our research to be collaborative and to seek aligning with third parties to advance our expanded goals.  We do not currently know the full extent of potential delays of research in the future as a result of the continuing pandemic restrictions.

COVID-19 has also caused significant disruptions to the global financial markets, which severely impacts our ability to raise additional capital. We terminated our employees in April 2020 in an effort to conserve resources as we evaluate our business development efforts.  The ultimate impact on us and our research relationships is currently uncertain. We may be required to further reduce operations or cease operations if we are unable to finance our operations.

Management is actively monitoring the situation but given the daily evolution of the COVID-19 outbreak, the Company is not able to fully estimate the effects of the COVID-19 outbreak on its planned operations or financial condition in the next 12 months. However, while significant uncertainty remains, the Company believes it is likely that the COVID-19 outbreak will have a negative impact on its ability to raise additional financing and will result in delays as it continues to impact the Company’s workforce and its collaborative development efforts.

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

QRONS INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2020 and 2019

Note 4 – Convertible Note – Related Party and Derivative Liabilities (continued)

The Company analyzed the amendment to Note 1 and Note 2 under ASC 815-10-15-83 and concluded that these two convertible Notes meet the definition of a derivative. The Company estimated the fair value of the derivative at each report date using the Black-Scholes valuation model to value the derivative liability related to the variable conversion rate.

The carrying value of these convertible notes is as follows:

	December 31, 2020	December 31, 2019
Face value of certain convertible notes	$25,000	$25,000
Less: unamortized discount	-	-
Carrying value	$25,000	$25,000

We recorded interest expenses of $2,017 and $2,011 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, the unpaid interest balance under Accounts payable and accrued liabilities – related party was $7,449 and $5,432, respectively.

As a result of the application of ASC 815, the fair value of the derivative liability associated with the conversion feature is summarized as follows:

Balance at December 31, 2018	$36,827
Change in fair value	355
Balance at December 31, 2019	37,182
Change in fair value	24,500
Balance at December 31, 2020	$61,682

The fair value at the commitment and re-measurement dates for the Company's derivative liabilities were based upon the following management assumptions as of December 31, 2020 and 2019 and the commitment date:

	Commitment Date	December 31, 2020	December 31, 2019
Expected dividends	0	0	0
Expected volatility	101% ~103%	316% ~ 333%	167% ~ 180%
Expected term	0.92 ~ 1 year	0.74year	0.26 year
Risk free interest rate	1.33%	0.09%	1.60%

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
NOTES TO FINANCIAL STATEMENTS
December 31, 2020 and 2019

Note 5 – Convertible Note and Derivative Liabilities (continued)

On February 19, 2020 we issued and sold in a private offering 8% convertible notes in the principal amount of $10,000, due on February 19, 2022. Such notes are convertible into shares of common stock at a conversion price per share equal to the lesser of: (a) $0.50; (b) the lowest price at which the Company has converted any convertible security of the Company within 30 trading days prior to the date of delivery of the applicable notice of conversion; and (c) such other as the Company and the holder may agree.  In connection with the 8% convertible note issuance, we issued warrants to purchase an aggregate of 10,000 shares of common stock at an exercise price of $1.00.

We recorded interest expenses of $7,211 and $161 for the years ended December 31, 2020 and 2019, respectively, with respect to the aforementioned notes. As of December 31, 2020 and 2019, the unpaid interest balance under Accounts payable and accrued liabilities was $7,372 and $161, respectively.

The convertible notes qualify for derivative accounting and bifurcation under ASC 815. The derivative liability of the $80,000 convertible notes was calculated using the Black-Scholes pricing model to be $72,689.

The carrying value of these convertible notes is as follows:

	December 31, 2020	December 31, 2019
Face value of certain convertible notes	$80,000	$70,000
Less: unamortized discount	(36,364)	(63,829)
Carrying value	$43,636	$6,171

Amortization of the discount during the years ended December 31, 2020 and 2019 totaled $35,380 and $946, respectively, which amounts have been recorded as interest expense.

As a result of the application of ASC 815 as of December 31, 2020 and 2019, the fair value of the derivative liability associated with the conversion feature is summarized as follows:

Balance at December 31, 2018	$-
Derivative addition associated with convertible notes	64,774
Change in fair value	(12,589)
Balance at December 31, 2019	52,185
Derivative addition associated with convertible notes	7,915
Change in fair value	32,703
Balance at December 31, 2020	$92,803

The fair value at the commitment and re-measurement dates for the Company's derivative liabilities were based upon the following management assumptions as of December 31, 2020 and December 31, 2019 and the commitment date:

	Commitment Date	December 31, 2020	December 31, 2019
Expected dividends	0	0	0
Expected volatility	154% ~173%	280% ~296%	156%
Expected term	2.10 years	1.05 ~ 1.25 years	2 years
Risk free interest rate	1.42 ~ 1.65%	0.10%	1.58%

QRONS INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2020 and 2019

Note 6 – Unsecured Short-Term Advance from Third Party

On June 20, 2019, the Company received $100,000 from a third party in the form of an unsecured, demand, non-interest bearing, short term advance to meet its operating needs. The advance remains outstanding at December 31, 2020 and 2019.

Note 7 – Related Party Transactions

(1)	Demand Loan from related party

On May 1, 2019, the Company issued a promissory note (the "Note") to CubeSquare in the principal amount of $50,000. The Note bears interest at the rate of 8% per annum and is due and payable by the Company upon demand from CubeSquare. We recorded interest expenses of $4,011 and $2,663 for the year ended December 31, 2020 and 2019, respectively.  As of December 31, 2020 and 2019, the unpaid interest balance under Accounts payable and accrued liabilities – related party was $6,674 and $2,663, respectively.

(2)	Advances from Related Parties

During the year ended December 31, 2019, the Company received $135,000 from Jonah Meer, its Chief Executive Officer, in the form of an unsecured, demand, non-interest bearing, short term advance to help meet its operating needs. During the year ended December 31, 2020, the Company received an additional $70,000 from Jonah Meer.

On August 20, 2019, the Company received $50,000 from Ido Merfeld, its President, in the form of an unsecured, demand, non-interest bearing, short term advance to help meet its operating needs. During the year ended December 31, 2020, the Company received an additional $21,000 from Ido Merfeld.

During the year ended December 31, 2020, the Company received $10,000 from CubeSquare in the form of an unsecured, demand, non-interest bearing, short term advance to help meet its operating needs. The Company’s Chief Executive Officer is the managing partner and the Company’s President is a 25% owner of CubeSquare.

(3)	Others

During the year ended December 31, 2019, Jonah Meer, the Company’s Chief Executive Officer, made payments to various vendors in the accumulated amount of $25,642. During the year ended December 31, 2020, Jonah Meer, the Company’s Chief Executive Officer, made payments to various vendors in the aggregate amount of $10,164 and was repaid $7,331. The balance payable to Mr. Meer of $28,475 is reflected in accounts payable, related party.

During the year ended December 31, 2019, Ido Merfeld, the Company’s President, made payments to various vendors in the aggregate amount of $1,169.  The balance payable to Mr. Merfeld of $1,169 is reflected in accounts payable, related party as of December 31, 2020 and 2019.

(4)	Officer compensation

On June 25, 2019, the Company entered into a term sheet ("Term Sheet") with John N. Bonfiglio, PhD ("Bonfiglio") pursuant to which Dr. Bonfiglio served as the Company's chief operating officer, effective July 1, 2019. As compensation Dr. Bonfiglio was granted (i) 50,000 shares of common stock of the Company, 37,500 of which shares vested upon issuance on July 1, 2019 and 12,500 of which shares will vest on the earlier of (i) January 1, 2020 and (ii) the date the Company raises equity capital of $500,000. The Term Sheet also provides for the grant of a three-year stock option to purchase 100,000 shares of common stock at an exercise price of $2.00 per share, 50,000 of which shares will vest upon grant and 25,000 shares will vest on each of July 1, 2020 and July 1, 2021, provided Dr. Bonfiglio is in the employ of the Company on such dates.

The Term Sheet was terminated effective October 31, 2019. Mr. Bonfiglio was terminated as Chief Operating Officer effective November 30, 2019 and all unvested options and awards were concurrently terminated.

Note 8 – License and Research Funding Agreement / Royalty Agreement

Ariel Scientific Innovation Ltd.

On November 30, 2019, the Company entered into a royalty and license fee sharing agreement (the “Royalty Agreement”) with Ariel Scientific Innovations Ltd., a wholly owned subsidiary of Ariel University, in Ariel, Israel (“Ariel”), which, among other things, superseded and terminated the original license and research funding agreement, dated December 14, 2016, as amended, between the Company and Ariel (the “License Agreement”). Upon the occurrence of an Exit Event, as such term is described in the Royalty Agreement, including an underwritten public offering of the Company’s shares with proceeds of at least $25 million, a consolidation, merger or reorganization of the Company, and a sale of all or substantially all of the shares and/or the assets of the

QRONS INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2020 and 2019

Note 8 – License and Research Funding Agreement / Royalty Agreement (continued)

Ariel Scientific Innovation Ltd. (cont’d)

Company, Ariel has the right to require the Company to issue  up to 3% of the then issued and outstanding shares of its common stock. The issuance of any such shares in the future will result in dilution to the interests of other stockholders. In consideration for the parties’ agreement to terminate the License Agreement and for future general scientific collaboration between the parties, the Company agreed to pay Ariel a royalty of 1.25% of net sales (as defined in the Royalty Agreement) of products sold by the Company, or its affiliates and licensees for fifteen years from the first commercial sale in a particular country.

Services agreements which the Company had with Ariel related to laboratory access, molecular biology and neurobiology research, and other services  terminated during the  year ended December 31, 2020. During 2020, Ariel refunded to the Company certain previously advanced and unused funds.

During the years ended December 31, 2020 and 2019 we expensed a total of $7,708 and $72,949, respectively, in relation to the aforementioned agreements.

Note 9 – Intellectual Property License Agreement and Sponsored Research Agreement

Dartmouth College

On October 2, 2019, the Company entered into the Intellectual Property License Agreement pursuant to which Dartmouth granted the Company an exclusive world-wide license under the patent application entitled “Mechanically Interlocked Molecules-based Materials for 3D Printing” in the field of human and animal health and certain additional patent rights to use and commercialize licensed products and services. The license grant includes the right of the Company to sublicense to third parties subject to the terms of the Agreement.

The Agreement provided for : (i) a $25,000 license issue fee; (ii) an annual license maintenance fee of $25,000, until the first commercial sale of a licensed product or service; (iii) an earned royalty of 2% of net sales  of licensed products and services by the Company or a sublicensee; (iv) 15% of consideration received by the Company under a sublicense; and (v) beginning in the first calendar year after the first commercial sale, an annual minimum royalty payment of $500,000, $1,000,000 in the second calendar year, and $2,000,000 in the third calendar year and each year thereafter. The Company will also reimburse Dartmouth for all patent preparation, filing, maintenance and defense costs.

Under the Agreement, the Company must diligently proceed with the development, manufacture and sale of licensed products and licensed services, including funding at least $1,000,000 of research in each calendar year beginning in 2019 and ending with the first commercial sale of a licensed product; filing an IND/BLA (or equivalent) with the FDA or a comparable European regulatory agency before the four-year anniversary and make the first commercial sale of a licensed product before the twelve-year anniversary of the effective date of the Agreement  and achieve annual net sales of at least $50,000,000 by 2033. If the Company fails to perform any of these obligations, Dartmouth has the option to terminate the Agreement or change the exclusive license to a nonexclusive license.

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

The Company recorded the initial $25,000 license fee under prepaid expenses, which amount has been expensed ratably over the initial one-year term of the Agreement. In October 2020, the Company received an invoice for the $25,000 annual maintenance fee and has expensed $12,500 in the year ended December 31, 2020 with respect to such annual fee.

On July 12, 2018, the Company entered into a one-year sponsored research agreement (the “Sponsored Research Agreement”) with the Trustees of Dartmouth College (“Dartmouth”) pursuant to which the Company will support and fund the cost of research conducted by Dartmouth of mutual interest to the parties in accordance with the Agreement.  Intellectual property invented or developed solely by a party will be owned by such party and intellectual property jointly invented or developed shall be jointly owned. On November 4, 2019, the parties entered into an amendment to the Sponsored Research Agreement which extended the term of the Agreement through July 14, 2020. The Sponsored Research Agreement terminated by its terms in July 2020.

During the year ended December 31, 2020 and 2019, the Company recorded gains of $26,809 and expenses of $80,006, respectively, related to the Sponsored Research Agreement.  Such gains recorded in fiscal 2020 reversed prior period accruals, which amounts were recorded as offsets to research and development expenses.

QRONS INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2020 and 2019

Note 10 – Commitments

(1)	Science Advisory Board Member Consulting Agreements (the " Consulting Agreements")

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

(2)	Business Advisory Board Agreements

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

On September 18, 2019, the Company entered into a one-year advisory board member consulting agreement with Derrick Chambers under which Mr. Chambers will serve on the Company's Advisory Board as a business advisor. The Advisory Board Agreement will automatically renew for up to two additional one-year periods, unless earlier terminated by either party upon 30 days' prior written notice to the other party. In consideration for serving on the Advisory Board, the Company awarded 25,000 shares of its common stock to Mr. Chambers under its 2016 Stock Option and Stock Award Plan, which shares were fully vested and recorded as advisory services on issuance. Mr. Chambers ceased to be an advisor during the year ended December 31, 2020.

On February 10, 2020, the Company entered into a one-year advisory board member consulting agreement with Michael Maizel under which Mr. Maizel will serve on the Company's Advisory Board as a business advisor. The Advisory Board Agreement will automatically renew for up to two additional one-year periods, unless earlier terminated by either party upon 30 days' prior written notice to the other party. In consideration for serving on the Advisory Board, the Company granted an option to purchase 50,000 shares of common stock under the 2016 Stock Option and Award Plan subject to certain vesting terms. Due to continuing Covid-19 pandemic concerns, on August 17, 2020, the Company notified Mr. Maizel of the termination of this agreement.

QRONS INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2020 and 2019

Note 10 – Commitments (continued)

(3)	Investor Relations Agreement

On August 8, 2019, the Company entered into a six-month services agreement with PCG Advisory, Inc. ("PCG") under which agreement PCG will provide investor relations and capital market advisory services to the Company. In consideration therefor, the Company paid PCG a monthly cash fee of $5,000 ($2,500 of which will be deferred until the Company raises at least $300,000 in a financing) and issued 50,000 shares of its common stock on August 8, 2019. After the initial six-month term, the agreement will automatically renew on a month-to-month basis unless either party notifies the other of its desire to terminate the agreement. The Company notified PCG in March 2020 of its desire to terminate the agreement.

Note 11 – Stock Plan

2016 Stock Option and Stock Award

On December 14, 2016, the Board adopted the Company's 2016 Stock Option and Stock Award Plan (the "Plan"). The Plan provides for the award of stock options (incentive and non-qualified), stock awards and stock appreciation rights to officers, directors, employees and consultants who provide services to the Company. The terms of awards under the Plan are made by the Board. The Company has reserved 10 million shares for issuance under the Plan.

Stock Awards:

On January 28, 2019, the Company issued 30,000 shares of common stock under the Plan to Pavel Hilman for his continuing service on the Company's Board of Advisors. These shares were fully vested and recorded as advisory services on issuance.

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

On September 18, 2019, the Company awarded 25,000 shares of common stock to Derrick Chambers, a member of its advisory board, under the Plan, which shares were fully vested and recorded as advisory services on issuance.

	Year ended December 31,
	2020	2019
Number of shares vested in period	-	92,500
Weighted average fair market value per share	$-	$1.37
Stock based compensation recognized	$-	$126,875

QRONS INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2020 and 2019

Note 11 – Stock Plan (continued)

Stock Options:

(a)  Stock Options granted to Science Advisors and Business Advisors

On November 15, 2017, under the Plan, the Board awarded two of its Science Advisors the following three-year stock options: (i) an immediately exercisable option to purchase 6,667 shares of common stock at an exercise price of $2.00 per share, (ii) an option to purchase 6,667 shares of common stock exercisable on November 15, 2018 at an exercise price of $2.00 per share and (iii) an option to purchase 6,666 shares of common stock exercisable on November 15, 2019 at an exercise price of $2.00 per share, provided that such Advisors are providing services to the Company at the time of exercise. During the year ended December 31, 2020, 13,334 shares subject to such options expired unexercised.

On November 15, 2017, under the Plan, the Board awarded a Science Advisor, the following three-year stock options: (i) an option to purchase 15,000 shares of common stock, exercisable on November 15, 2018 at an exercise price of $0.40 per share and (ii) an option to purchase 15,000 shares of common stock exercisable on November 15, 2019 at an exercise price of $0.40 per share, provided the Advisor is still providing services to the Company at the time of exercise. During the year ended December 31, 2020, 13,334 shares subject to such options expired unexercised.

On April 16, 2018, under the Plan, the Board awarded a Science Advisor, the following three-year stock options: (i) an option to purchase 10,000 shares of common stock, exercisable on April 16, 2018 at an exercise price of $2.00 per share (ii) an option to purchase 10,000 shares of common stock exercisable on April 16, 2019 at an exercise price of $2.00 per share, and (iii) an option to purchase 10,000 shares of common stock exercisable on April 16, 2020 at an exercise price of $2.00 per share, provided the Advisor is still providing services to the Company at the time of exercise.

On August 15, 2018, under the Plan, the Board awarded a Science Advisor, the following three-year stock options: (i) an option to purchase 6,667 shares of common stock, exercisable on August 15, 2018 at an exercise price of $2.00 per share (ii) an option to purchase 6,667 shares of common stock exercisable on August 15, 2019 at an exercise price of $2.00 per share, and (iii) an option to purchase 6,666 shares of common stock exercisable on August 15, 2020 at an exercise price of $2.00 per share, provided the Advisor is still providing services to the Company at the time of exercise.

On July 1, 2019, under the Plan, the Board awarded a Science Advisor, the following three-year stock options: (i) an option to purchase 33,334 shares of common stock, exercisable on July 1, 2019 at an exercise price of $2.00 per share (ii) an option to purchase 33,333 shares of common stock exercisable on July 1, 2020 at an exercise price of $2.00 per share, and (iii) an option to purchase 33,333 shares of common stock exercisable on July 1, 2021 at an exercise price of $2.00 per share, provided the advisor is still providing services to the Company at the time of exercise.

On February 10, 2020 under the Plan, the Company granted three-year options to purchase an aggregate of 50,000 shares of its common stock at an exercise price of $2.00 per share, to Michael Maizels for serving as a Business Advisor. 25,000 of such shares subject to the option were immediately exercisable and expire on February 10, 2023, and 25,000 shares vest on February 10, 2021 and expire on February 10, 2024. On July 15, 2020, 25,000 unvested options were forfeited.

(b)	Stock Options granted to Employees:

On December 10, 2018, the Board awarded an employee the following three-year stock options under the Plan: (i) an option to purchase 33,334 shares of common stock, exercisable on December 10, 2018 at an exercise price of $2.00 per share (ii) an option to purchase 33,333 shares of common stock exercisable on December 10, 2019 at an exercise price of $2.00 per share, and (iii) an option to purchase 33,333 shares of common stock exercisable on December 10, 2020 at an exercise price of $2.00 per share, provided the employee is still providing services to the Company.  On March 23, 2020, the Company accelerated the vesting provision such that options previously vesting on December 10, 2020 shall vest immediately with an expiration date of March 23, 2023.

On December 10, 2019, the Board awarded an employee, the following three-year stock options under the Plan: (i) an option to purchase 33,334 shares of common stock, exercisable on December 10, 2019 at an exercise price of $2.00 per share (ii) an option to purchase 33,333 shares of common stock exercisable on December 10, 2020 at an exercise price of $2.00 per share, and (iii) an option to purchase 33,333 shares of common stock exercisable on December 10, 2021 at an exercise price of $2.00 per share, provided the employee is still providing services to the Company.  On March 23, 2020, the Company accelerated the vesting provision such that options previously vesting on December 10, 2020 and December 10, 2021 shall vest immediately with an expiration date of March 23, 2023.

QRONS INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2020 and 2019

Note 11 – Stock Plan (continued)

Stock Options:

(b)	Stock Options granted to Employees (cont'd):

On December 10, 2020, under the Plan, the Board awarded an employee, the following three-year stock options for the purchase of 100,000 shares of the common stock of the Company. The options have an exercise price of $2.00 and are immediately exercisable.

The following table is the recognized compensation in respect of the above stock option compensation ((a) and (b)) which amount has been allocated as below:

	Twelve Months ended
	December 31,
	2020	2019

Research and development expenses	$159,839	$219,095

As of December 31, 2020 and 2019, total unrecognized compensation remaining to be recognized in future periods totaled $6,200 and $105,683, respectively.

(c)	Stock Options granted to Officers:

On June 25, 2019, the Company appointed John N. Bonfiglio, PhD as its chief operating officer, effective July 1, 2019. As compensation, Dr. Bonfiglio was granted a three-year stock option to purchase 100,000 shares of common stock at an exercise price of $2.00 per share, 50,000 of which shares vested upon grant and 25,000 shares  vest on each of July 1, 2020 and July 1, 2021, provided Dr. Bonfiglio is in the employ of the Company on such dates. Mr. Bonfiglio was terminated as chief operating officer as of November 30, 2019.  Accordingly, all unvested stock options terminated on such date.

On December 10, 2019, the Board granted five-year options to  purchase  325,000 shares of  common stock to each of its two officers.  The options have an exercise price of $2.00 per share and are immediately exercisable.

On December 10, 2020, the Board granted five-year options to  purchase  325,000 shares of  common stock to each of its two officers.  The options have an exercise price of $2.00 per share and are immediately exercisable.

The following table is the recognized compensation in respect of the above stock option compensation, which amounts have been allocated as general and administrative expenses:

	Year ended
	December 31,
	2020	2019

General and administrative expenses	$213,530	$409,495

QRONS INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2020 and 2019

Note 11 – Stock Plan (continued)

Stock Options:

(c)	Stock Options granted to Officers (cont'd):

As of December 31, 2020 and 2019, there was no unrecognized compensation remaining to be recognized in future periods.

The fair value of each option award referenced above is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions at the measurement date(s):

Measurement date
Dividend yield	0%
Expected volatility	114.69 ~ 186.80%
Risk-free interest rate	0.39% ~ 2.68%
Expected life (years)	3 ~ 5
Stock Price	$0.38 ~ 2.80
Exercise Price	$0.40 ~ 2.00

A summary of the activity for the Company's stock options at December 31, 2020 and 2019, is as follows:

	December 31, 2020			December 31, 2019
		Weighted Average Exercise	Weighted Average Remaining Contractual Life		Weighted Average Exercise	Weighted Average Remaining Contractual Life
	Shares	Price	(in years)	Shares	Price	(in years)
Outstanding, beginning of period	2,515,000	$1.98	3.78	1,615,000	$1.97	4.38
Granted	800,000	$2	-	950,000	$2	-
Exercised	-	$-	-	-	$-	-
Canceled/forfeited	(38,334)	$2	-	(50,000)	$2	-
Outstanding, end of period	3,276,666	$2	3.28	2,515,000	$1.987	3.78
Options exercisable, end of period	3,243,333	$2	3.28	2,331,669	$1.98	3.78
Options expected to vest, end of period	33,333	$2	2	183,331	$1.98	1.98
Weighted average fair value of options granted		$1.31			$1.62

QRONS INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2020 and 2019

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

There was a total of 2,000 shares of Series A Preferred Stock issued and outstanding as of December 31, 2020 and  2019.

Common Stock

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

On January 28, 2019, the Company issued 30,000 shares of common stock for advisory services (Note10 (2)). The shares had a fair market value on the date of issuance of $37,500 or $1.25 per share.

On July 1, 2019, the Company issued 37,500 shares of common stock to its then Chief Operating Officer for advisory services (Note 7(4)). The shares had a fair market value on the date of issuance of $49,125 or $1.31 per share.

On August 8, 2019, the Company issued 50,000 shares of common stock for services (Note 10 (3)). The shares had a fair market value on the date of issuance of $74,500 or $1.49 per share.

During the year ended December 31, 2019, the Company received a warrant exercise notice for a warrant to purchase 52,000 shares of common stock from a subscriber and issued 9,980 shares of common stock on a cashless exercise basis as per the cashless exercise formula contained in the warrant.

There was a total of 13,289,789 and 13,089,789 shares of common stock issued and outstanding as of December 31, 2020 and 2019, respectively.

QRONS INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2020 and 2019

Note 12 – Capital Stock (continued)

Common Stock Purchase Warrants

As of December 31, 2020 and 2019, the following common stock purchase warrants were outstanding:

	Warrants		Weighted Average Exercise Price
Outstanding – December 31, 2018	52,000	(1)	$0.40
Granted	70,000	(3)	1.00
Canceled/forfeited	-		-
Exercised	(52,000)	(2)	0.40
Outstanding – December 31, 2019	70,000		1.00
Granted	110,000	(4)(5)	1.00
Canceled/forfeited	-		-
Exercised	-		-
Outstanding – December 31, 2020	180,000		$1.00

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

(4) During the year ended December 31, 2020, the Company granted a convertible note holder 10,000 stock purchase warrants at an exercise price of $1.00. The fair value of the aforementioned warrants was $3,400 and recorded as financing cost.

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

QRONS INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2020 and 2019

Note 13 – Income Taxes

The income tax expense (benefit) at a federal rate of 21% and a state tax rate of 0% consisted of the following for the years ended December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
Total current	$-	$-
Total deferred	-	-
	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The following is a reconciliation of the expected statutory federal income tax and state income tax provisions to the actual income tax benefit for the years ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Expected benefit at federal statutory rate	$139,200	324,800
Non-deductible expenses	(90,400)	(179,300)
Change in valuation allowance	(48,800)	(145,500)
	$-	$-

The Company had deferred income tax assets as of December 31, 2020 and 2019 as follows:

	December 31, 2020		December 31, 2019
Loss carryforwards		$1,601,380	$1,462,180
Less – stock based compensation		(1,193,900)	(1,115,500)
Less – derivative liabilities		(11,880)	120
Less - valuation allowance		(395,600)	(346,800)
Total net deferred tax assets	$		$-

Tax years from inception to the year ended December 31, 2019 have been filed and are open for examination by the taxing authorities. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented above. The Company had no accruals for interest and penalties at December 31, 2020 and 2019. The Company's utilization of any net operating loss carry-forward may be unlikely as a result of its intended activities.

Note 14 – Subsequent Events

Subsequent to December 31, 2020, a total of 75,000 options were forfeited unexercised.

The Company has evaluated events for the period from December 31, 2020 through the date of the issuance of these financial statements and determined that there are no additional events requiring disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of December 31, 2020, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of December 31, 2020, our internal control over financial reporting was not effective.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages and positions of our current board members and executive officers:

Name	Age	Position(s)

Jonah Meer	65	Chief Executive Officer, Chief Financial Officer, Secretary and Director
Ido Merfeld	56	President and Director

Our directors are elected for a term of one year and serve until such director's successor is duly elected and qualified. Each executive officer serves at the pleasure of the Board.

The Company has no nominating, audit or compensation committees. The entire Board participates in the nomination and audit oversight processes and considers executive and director compensation. Given the size of the Company and its stage of development, the entire Board is involved in such decision-making processes. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

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

Ido Merfeld, President and a Director

Mr. Merfeld has served as our President and a Director since the formation of the Company on September 22, 2016. In October 1991, Mr. Merfeld co-founded Ivory Software Systems based in Tel Aviv Israel, a start-up company specializing in servicing the financial services industry both in Israel and abroad ("Ivory"). Ivory developed and maintains software, infrastructure and products that allow large financial institutions to trade in the global securities markets on a real time basis. In the last 10 years, he has also been involved in the establishment of several start-up companies including the establishment of a new Art Exchange in Luxemburg and a financial education internet company in the UK. In 2014 Mr. Merfeld, resigned as CEO of Ivory to become its Chairman. He now spends time enrolled in the molecular biology department at Ariel University. He previously received his B.A. in Computer Science, Statistics & Economics from Bar-Ilan University in Israel. As a co-founder and President, Mr. Merfeld is involved with the Company's day to day operations which led to his appointment to the Board.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% percent of our equity securities ("Reporting Persons") to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports and representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2020, the Reporting Persons timely filed all such reports.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board.

Item 11. Executive Compensation.

Summary Compensation Table

The following table provides certain information regarding compensation awarded to, earned by or paid to our Chief Executive Officer and the other executive officer with compensation exceeding $100,000 during fiscal 2020 (each a "Named Executive Officer").

Name and	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	All Other	Total
Principal Position	Ended 12/31	($)	($)	($)	($)	($)	($)
Jonah Meer,	2020	-	-	-	106,765(1)	-	106,765(1)
Chief Executive Officer, Chief Financial Officer, Secretary and Director	2019	-	-	-	182,660(2)		182,660(2)
Ido Merfeld,	2020	-	-	-	106,765(1)	-	106,765(1)
President and Director	2019	-	-	-	182,660(2)	-	182,660(2)

(1)  Represents a five-year option to purchase 325,000 shares of common stock at an exercise price of $2.00 per share, exercisable on December 20, 2020 and the grant date fair value computed in accordance with ASC Topic 718 as described in Note 11 to the financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2020.

(2) Represents a five-year option to purchase 325,000 shares of common stock at an exercise price of $2.00 per share, exercisable on December 17, 2018 and the grant date fair value computed in accordance with ASC Topic 718 as described in Note 11 to the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2019.

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

Outstanding Equity Awards

The table below reflects all outstanding equity awards made to each Named Executive Officer that were outstanding at December 31, 2020.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2020

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Jonah Meer	12/4/17	300,000	0	2.00	12/4/22
	12/10/18	325,000	0	2.00	12/10/23
	12/19/19	325,000	0	2.00	12/19/24
	12/20/20	325,000	0	2.00	12/20/25
Ido Merfeld	12/4/17	300,000	0	2.00	12/4/22
	12/10/18	325,000	0	2.00	12/10/23
	12/19/19	325,000	0	2.00	12/19/24
	12/20/20	325,000	0	2.00	12/10/25

Compensation of Directors

During the year ended December 31, 2020, no compensation has been paid to our directors in consideration for their services rendered in their capacities as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of March 26, 2021, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our Named Executive Officers and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder's address is c/o Qrons Inc., 50 Battery Place, #7T, New York, New York 10280.

The percentages below are calculated based on 13,289,789 issued and outstanding shares of common stock outstanding as of March 26, 2020.

	Amount and Percentage of Beneficial
Name and Address of Beneficial Owner	Ownership
	Shares	%
Directors and Executive Officers:
Jonah Meer
Chief Executive Officer, Chief Financial Officer, Secretary and Director	6,335,000(2)	43.5	%(1)
Ido Merfeld
President and Director	6,335,000(2)	43.5	%(1)

All officers and directors as a group (2 persons):	12,670,000(3)	80.0%

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
(2) Includes currently exercisable options to purchase an aggregate of 1,275,000 shares of common stock.
(3) Includes currently exercisable options to purchase an aggregate of 2,550,000 shares of common stock.

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

On September 27, 2017, the Company entered into an 8% convertible debenture in the amount of $15,000 with CubeSquare (the “$15,000 Debenture”), with the same terms as the $10,000 Debenture described above, due September 27, 2018. The maturity date of the $15,000 Debenture was extended to September 27, 2019 pursuant to a First Amendment to 8% Convertible Debenture, dated September 9, 2018, was further extended to September 27, 2020 pursuant to a Second Amendment to 8% Convertible Debenture, dated September 27, 2019, and was further extended pursuant to a Third Amendment to 8% Convertible Debenture, dated October 30, 2020 to September 27, 2021.

The maturity date of the $10,000 Debenture was extended to September 1, 2018 pursuant to a First Amendment to 8% Convertible Debenture, dated September 28, 2017, was further extended to  September 1, 2019 pursuant to a Second Amendment to 8% Convertible Debenture, dated September 9, 2018, was further extended to September 1, 2020 pursuant to a Third Amendment to 8% Convertible Debenture dated September 1, 2019 and was further extended pursuant to a Fourth Amendment to 8% Convertible Debenture, dated October 30, 2020 to September 1, 2021.

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

On December 10, 2020, we granted an immediately exercisable five-year option to purchase 325,000 shares of common stock at an exercise price of $2.00 per share to each of Jonah Meer and Ido Merfeld.

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

Item 14. Principal Accounting Fees and Services.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company's consolidated financial statements included in the Company's Annual Report on Form 10-K and the review of financial statements included in the Company's Quarterly Reports on Form 10-Q. The aggregate fees billed for professional services rendered by our principal accountant, Heaton & Company, PLLC (doing business as Pinnacle Accountancy Group of Utah), for audit and review services for the years ended December 31, 2020 and 2019 were $16,278 and $14,250, respectively.

We incurred no non-audit related fees, tax fees or other fees for professional services rendered by our principal accountant for the years ended December 31, 2020 and 2019.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.
Exhibit Number	Exhibit

3.1	Articles of Incorporation of the Company (1)
3.2	Certificate of Designation of Series A Preferred Stock (1)
3.3	Bylaws of the Company (1)
3.4	Amendment to Articles of Incorporation (2)
4.1	2016 Stock Option and Stock Award Plan (1)
4.2	Description of Securities (18)
10.1	$10,000 8% Convertible Debenture Agreement, dated September 1, 2016, between the Company and CubeSquare LLC (1)
10.2	License and Research Funding Agreement, dated December 14, 2016, between the Company and Ariel University R&D Co., Ltd. (1)
10.3	Form of Subscription Agreement for the Company's Regulation D private offering which closed January 27, 2017 (1)
10.4	Form of Common Stock Purchase Warrant for the Company's Regulation D private offering which closed January 27, 2017 (1)
10.5	Option Agreement between Trustees of Dartmouth College and the Company (3) **
10.6	Addendum #1 to License and Research Funding Agreement, effective December 13, 2017, between the Company and Ariel Scientific Innovations Ltd. (4)
10.7	Services Agreement, dated December 14, 2017, between Ariel Scientific Innovations Ltd., Ariel, Israel and the Company (4)
10.8	Subscription Agreement, dated January 23, 2017, between the Company and Coventus Holdings SA (4) (5)
10.9	Advisory Board Consulting Agreement, dated January 23, 2017, between the Company and Pavel Hilman (5)
10.10	First Amendment to $10,000 8% Convertible Debenture, dated September 28, 2017, between the Company and CubeSquare LLC (6)
10.11	$15,000 8% Convertible Debenture, dated September 27, 2017, between the Company and CubeSquare LLC(6)
10.12	Form of Advisory Board Member Consulting Agreement (6)
10.13	First Amendment to Services Agreement, dated April 12, 2018, between the Company and Ariel Scientific Innovations Ltd. (7)
10.14	Sponsored Research Agreement, made as of July 12, 2018, between the Company and Trustees of Dartmouth College (8)
10.15	Second Amendment to Services Agreement, dated December 12, 2018, between the Company and Ariel Scientific Innovations Ltd. (9)
10.16	First Amendment to $15,000 8% Convertible Debenture, dated September 9, 2018 (10)
10.17	Second Amendment to the $10,000 8% Convertible Debenture, dated September 9, 2018 (10)
10.18	Services Agreement, dated March 6, 2018, between the Company and Ariel Scientific Innovations Ltd. (11)
10.19	First Amendment to Services Agreement, dated April 11, 2019 between the Company and Ariel Scientific Innovations Ltd. (11)
10.20	$50,000 8% Demand Promissory Note, dated May 1, 2019 issued to CubeSquare, LLC (12)
10.21	Term Sheet, effective July 1, 2019, between the Company and John Bonfiglio (13)
10.22	Services Agreement, dated August 8, 2019, between the Company and PCG Advisory, Inc. (14)
10.23	Intellectual Property License Agreement, entered into on October 2,2019, between the Company and Trustees of Dartmouth College (15)
10.24	First Amendment to Sponsored Research Agreement, dated November 4, 2019, between the Company and Trustees of Dartmouth College (16)
10.25	Royalty and License Fee Sharing Agreement, dated November 30, 2019, between the Company and Ariel Scientific Innovations Ltd. (17)
10.26	Third Amendment to Services Agreement, dated December 8, 2019, between the Company and Ariel Scientific Innovations Ltd.(18)
10.27	Form of Securities Purchase Agreement for 8% Convertible Promissory Notes (18)
10.28	Form of 8% Convertible Promissory Note (18)
31*	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101*	Interactive Data Files
_____________
* Filed herewith
**Portions of Exhibit 10.5 have been omitted pursuant to a confidential treatment request granted by the SEC.

(1) Incorporated by reference to the corresponding exhibit to the Company's Registration Statement on Form S-1 filed with the SEC on March 13, 2017
(2) Incorporated by reference to the corresponding exhibit to the Company's Current Report on Form 8-K filed with the SEC on August 11, 2017
(3) Incorporated by reference to the corresponding exhibit to the Company's Current Report on Form 8-K filed with the SEC on October 20, 2017
(4) Incorporated by reference to the corresponding exhibit to the Company's Current Report on Form 8-K filed with the SEC on December 15, 2017
(5) Incorporated by reference to the corresponding exhibit to the Company's Current Report on Form 8-K filed with the SEC on February 12, 2017
(6) Incorporated by reference to the corresponding exhibit to the Company's Annual Report on Form 10-K filed with the SEC on March 2, 2018
(7) Incorporated by reference to the corresponding exhibit to the Company's Current Report on Form 8-K filed with the SEC on April 16, 2018
(8) Incorporated by reference to the corresponding exhibit to the Company's Current Report on Form 8-K filed with the SEC on July 18, 2018
(9) Incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K filed with the SEC on December 14, 2018
(10) Incorporated by reference to the corresponding exhibit to the Company's Annual Report on Form 10-K filed with the SEC on March 25, 2019
(11) Incorporated by reference to the corresponding exhibit to the Company's Current Report on Form 8-K filed with the SEC on April 16, 2019
(12) Incorporated by reference to the corresponding exhibit to the Company's Current Report on Form 8-K filed with the SEC on May 3, 2019
(13) Incorporated by reference to the corresponding exhibit to the Company's Current Report on Form 8-K filed with the SEC on June 27, 2019
(14) Incorporated by reference to the corresponding exhibit to the Company's Current Report on Form 8-K filed with the SEC on August 12, 2019
(15) Incorporated by reference to the corresponding exhibit to the Company's Current Report on Form 8-K filed with the SEC on October 8, 2019
(16) Incorporated by reference to the corresponding exhibit to the Company's Current Report on Form 8-K filed with the SEC on November 6, 2019
(17) Incorporated by reference to the corresponding exhibit to the Company's Current Report on Form 8-K filed with the SEC on December 3, 2019
(18) Incorporated by reference to the corresponding exhibit to the Company's Annual Report on Form 10-K filed with the SEC on March 30, 2020.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Qrons Inc.

Date: March 31, 2021	By:	/s/ Jonah Meer
Jonah Meer Chief Executive Officer, Chief Financial Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Jonah Meer	Chief Executive Officer, Chief Financial Officer, Secretary and a Director	March 31, 2021
Jonah Meer	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/Ido Merfeld	President and a Director	March 31, 2021
Ido Merfeld