Form 10-Q
period 2021-03-31
Qrons Inc.
filed 2021-05-13
CIK 1689084

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Yes [  ]  No [X ]

As of May 11, 2021, there were 13,289,789 shares of the registrant's common stock outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

 QRONS INC.

CONDENSED BALANCE SHEETS
(Unaudited)

	March 31, 2021	December 31, 2020

ASSETS
Current assets
Cash and cash equivalents	$29,443	$57,632
Prepaid expenses	6,000	-
Total current assets	35,443	57,632

TOTAL ASSETS	$35,443	$57,632

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$66,682	$49,059
Accounts payable and accrued liabilities – related party	41,372	43,768
Demand loans, related party	50,000	50,000
Advances from related party	286,000	286,000
Unsecured short-term advances	100,000	100,000
Convertible notes – related party, net of debt discount	25,000	25,000
Convertible notes, net of debt discount	52,469	43,636
Derivative liabilities	340,445	154,485
Total current liabilities	961,968	751,948

Total liabilities	961,968	751,948

Stockholders' deficit
Series A Preferred stock: $0.001 par value; 10,000 shares authorized; 2,000 shares issued and outstanding	2	2
Common stock, $0.0001 par value: 100,000,000 shares authorized; 13,289,789 shares issued and outstanding	1,329	1,329
Additional paid-in capital	7,040,896	7,037,796
Accumulated deficit	(7,968,752)	(7,733,443)
Total stockholders' deficit	(926,525)	(694,316)
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	$35,443	$57,632

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020

Net sales	$-	$-

Operating expenses:
Research and development expenses	11,836	171,568
Professional fees	15,640	23,624
General and administrative expenses	10,887	23,746
Total operating expenses	38,363	218,938

Income (loss) from operations	(38,363)	(218,938)

Other income (expense)
Interest expense	(10,986)	(14,284)
Change in derivative liabilities	(185,960)	(6,910)
Total other income (expense)	(196,946)	(21,194)

Net (loss)	$(235,309)	$(240,132)

Net (loss) per common shares (basic and diluted)	$(0.02)	$(0.02)

Weighted average shares outstanding
(basic and diluted)	13,289,789	13,089,789

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
(unaudited)

	Series A Preferred		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2020	2,000	$2	13,289,789	$1,329	$7,037,796	$(7,733,443)	$(694,316)
Stock options granted to non-employees as research and development costs	-	-	-	-	3,100	-	3,100
Net loss for the period	-	-	-	-	-	(235,309)	(235,309)
Balance, March 31, 2021	2,000	$2	13,289,789	$1,329	$7,040,896	$(7,968,752)	$(926,525)

	Series A Preferred		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2019	2,000	$2	13,089,789	$1,309	$6,561,047	$(7,070,480)	$(508,122)
Stock options granted to non-employees as research and development costs	-	-	-	-	67,554	-	67,554
Warrants exercised associated with private placement	-	-	-	-	3,400	-	3,400
Net loss for the year	-	-	-	-	-	(240,132)	(240,132)
Balance, March 31, 2020	2,000	$2	13,089,789	$1,309	$6,632,001	$(7,310,612)	$(677,300)

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months ended March 31,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(235,309)	$(240,132)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock options issued for research and development expense	3,100	67,554
Warrants granted as financing costs	-	3,400
Accretion of debt discount	8,833	8,390
Change in derivative liabilities	185,960	6,910
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(6,000)	29,415
Increase in accounts payable and accrued liabilities	17,623	12,818
(Decrease) increase in accounts payable and accrued liabilities, related party	(2,396)	2,581
Net cash used by operating activities	(28,189)	(109,064)

Cash Flows From Investing Activities
Net cash provided from (used by) investing activities	-	-

Cash Flows From Financing Activities
Proceeds from convertible notes	-	10,000
Proceeds from related party advances	-	55,000
Net cash provided from financing activities	-	65,000

Increase (decrease) in cash and cash equivalents	(28,189)	(44,064)

Cash at beginning of year	57,632	67,025
Cash at end of period	$29,443	$22,961

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
Derivative liability associated with debt discount	$-	$7,915

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2021 and 2020

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

The Company is an innovative biotechnology company dedicated to developing biotech products, treatments and technologies to combat neuronal diseases, which are an enormous social and economic burden on society. The Company seeks to engage in strategic arrangements with companies and institutions that are developing breakthrough technologies in the fields of artificial intelligence, machine learning, molecular biology, stem cells and tissue engineering, for deployment in the fight against neuronal diseases. The Company's search is currently focused on researchers based in Israel, a country which is world-renowned for biotech innovations.

The Company’s principal executive office is located at 50 Battery Place, #7T, New York, New York 10280.

Note 2 – Summary of Significant Accounting Policies

Financial Statement Presentation:  The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Research and Development Costs: The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, Research and Development. Research and development costs were $11,836 and $171,568 for the three-month periods ended March 31, 2021 and 2020, respectively.

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2021 and 2020

Note 2 – Summary of Significant Accounting Policies (continued)

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred. The Company incurred $0 and $19,500 in advertising and marketing costs during the three-month periods ended March 31, 2021 and 2020, respectively.

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

Stock-Based Compensation and Other Share-Based Payments: The Company records stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation, using the fair value method on grant date. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the equity instruments issued. The expense attributable to the Company's directors is recognized over the period the amounts are earned and vested, and the expense attributable to the Company's non-employees is recognized when vested, as described in Note 11, Stock Plan.

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

The following table provides a summary of the fair value of the Company’s derivative liabilities as of March 31, 2021 and December 31, 2020:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of March 31, 2021:
Liabilities
Derivative liabilities	$-	$-	$340,445

As of December 31, 2020:
Liabilities
Derivative liabilities	$-	$-	$154,485

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2021 and 2020

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

Potential common stock consists of the incremental common stock issuable upon the exercise of common stock warrants (using the if-converted method), convertible notes, classes of shares with conversion features, and stock awards and stock options. The computation of basic loss per share for the three months ended March 31, 2021 and the year ended December 31, 2020 excludes potentially dilutive securities of underlying share purchase warrants, convertible notes, stock options and preferred shares, because their inclusion would be antidilutive. As a result, the computations of net loss per share for each period presented is the same for both basic and fully diluted.

The table below reflects the potentially dilutive securities at each reporting period which have been excluded from the computation of diluted net loss per share:

	March 31, 2021	December 31, 2020
Research warrants at 3% of issued and outstanding shares	398 694	398 694
Convertible notes	386,409	445,400
Series A preferred shares	700	700
Stock options vested	3,168,333	3,243,333
Stock options not yet vested	33,333	33,333
Stock purchase warrants	180,000	180,000
Total	4,167,469	4,301,460

New Accounting Pronouncements: Certain new accounting pronouncements that have been issued are not expected to have a material effect on the Company’s financial statements.

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2021 and 2020

Note 3 – Going Concern

The Company has experienced net losses to date, and  has not generated revenues from operations. While the Company raised proceeds of $211,000 during the year ended December 31, 2020 by way of private placement offerings to accredited investors, loans and advances from its officers and directors and third-party short term loans, it does not believe its resources will be sufficient to meet its operating and capital needs beyond the third quarter of 2021. The Company expects it will require additional capital to fully implement the scope of its proposed business operations, which raises substantial doubt about its ability to continue as a going concern.  The Company will have to continue to rely on equity and debt financing, and continued support from its officers and directors. There can be no assurance that financing, whether debt or equity, will be available to the Company in the amount required at any particular time or for any particular period or, if available, that it can be obtained on favorable terms. In addition, if the Company is unable to obtain adequate financing due to the continued effect of COVID-19 on the capital markets, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amount and classification of liabilities that might cause results from this uncertainty.

Covid-19 Pandemic

The COVID-19 pandemic has had an adverse impact on the research and development of our product candidates. Research facilities at Dartmouth were subject to closures as well as laboratories at Ariel in Israel during fiscal 2020.  This resulted in our discontinuing our research at these Universities and was part of our decision to adjust our research to be collaborative and to seek aligning with third parties to advance our expanded goals.  We do not currently know the full extent of potential delays of research in the future as a result of the continuing pandemic restrictions.

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
March 31, 2021 and 2020

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

The carrying value of these convertible notes is as follows:

	March 31, 2021	December 31, 2020
Face value of certain convertible notes	$25,000	$25,000
Carrying value	$25,000	$25,000

We recorded interest expenses of $493 and $501 for the three-month periods ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and December 31, 2020, the unpaid interest balance under Accounts payable and accrued liabilities – related party was $7,942 and $7,449, respectively.

As a result of the application of ASC 815, the fair value of the derivative liability associated with the conversion feature is summarized as follows:

Balance at December 31, 2019	$37,182
Change in fair value	24,500
Balance at December 31, 2020	61,682
Change in fair value	47,002
Balance at March 31, 2021	$108,684

The fair value at the commitment and re-measurement dates for the Company's derivative liabilities were based upon the following management assumptions as of March 31, 2021 and December 31, 2020 and the commitment date:

	Commitment Date	December 31, 2020	March 31, 2021
Expected dividends	0	0	0
Expected volatility	101% ~103%	316% ~ 333%	400% ~ 432%
Expected term	0.92 ~ 1 year	0.74year	0.49 year
Risk free interest rate	1.33%	0.09%	0.05%

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2021 and 2020

Note 5 – Convertible Note and Derivative Liabilities

In December 2019, we issued and sold in a private offering 8% convertible notes in the aggregate principal amount of $70,000. Such notes are due on December 31, 2021 and are convertible into shares of our common stock at a conversion price (the "Conversion Price") for each share of common stock equal to the lesser of: (a) $0.50, (b) the lowest price at which the Company has converted any convertible security of the Company (to the holder or to any third party) within 30 trading days prior to the date of delivery of the applicable Notice of Conversion; and (c) so long as lower than (a) or (b), such price per share of common stock as the Company and the holder may agree from time to time.  In connection with the 8% convertible note issuance, we issued warrants to purchase an aggregate of 70,000 shares of common stock at an exercise price of $1.00.

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

We recorded interest expenses of $675 and $1,486 for the three-month periods ended March 31, 2021 and 2020, respectively, with respect to the aforementioned notes. As of March 31, 2021 and December 31, 2020, the unpaid interest balance under Accounts payable and accrued liabilities was $8,047 and $7,372, respectively.

The convertible notes qualify for derivative accounting and bifurcation under ASC 815. The derivative liability of the $80,000 convertible notes was calculated using the Black-Scholes pricing model to be $72,689.

The carrying value of these convertible notes is as follows:

	March 31, 2021	December 31, 2020
Face value of certain convertible notes	$80,000	$80,000
Less: unamortized discount	(27,531)	(36,364)
Carrying value	$52,469	$43,636

Amortization of the discount during the three month periods ended March 31, 2021 and 2020 totaled $8,833 and $8,390, respectively, which amounts have been recorded as interest expense.

As a result of the application of ASC 815 as of March 31, 2021 and 2020, the fair value of the derivative liability associated with the conversion feature is summarized as follows:

Balance at December 31, 2019	$52,185
Derivative addition associated with convertible notes	7,915
Change in fair value	32,703
Balance at December 31, 2020	92,803
Change in fair value	138,958
Balance at March 31, 2021	$231,761

The fair value at the commitment and re-measurement dates for the Company's derivative liabilities were based upon the following management assumptions as of December 31, 2020 and March 31, 2021 and the commitment date:

	Commitment Date	December 31, 2020	March 31, 2021
Expected dividends	0	0	0
Expected volatility	154% ~173%	280% ~296%	326%~340%
Expected term	2.10 years	1.05 ~ 1.25 years	0.80 ~ 1.00 years
Risk free interest rate	1.42 ~ 1.65%	0.10%	0.06%

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2021 and 2020

Note 6 – Unsecured Short-Term Advance from Third Party

On June 20, 2019, the Company received $100,000 from a third party in the form of an unsecured, demand, non-interest bearing, short term advance to meet its operating needs. The advance remains outstanding at March 31, 2021 and December 31, 2020.

Note 7 – Related Party Transactions

(1)	Demand Loan from related party

On May 1, 2019, the Company issued a promissory note (the "Note") to CubeSquare in the principal amount of $50,000. The Note bears interest at the rate of 8% per annum and is due and payable by the Company upon demand from CubeSquare. We recorded interest expenses of $986 and $1,008 for the three months period ended March 31, 2021 and 2020, respectively.  As of March 31, 2021 and December 31, 2020, the unpaid interest balance under Accounts payable and accrued liabilities – related party was $7,660 and $6,674, respectively.

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

Jonah Meer, the Company’s Chief Executive Officer, made payments to various vendors during the years ended December 31, 2019 and 2020. The balance payable to Mr. Meer of $24,600 and $28,475 is reflected in accounts payable, related party as of March 31, 2021 and December 31, 2020, respectively.

During the year ended December 31, 2019, Ido Merfeld, the Company’s President, made payments to various vendors in the aggregate amount of $1,169.  The balance payable to Mr. Merfeld of $1,169 is reflected in accounts payable, related party as of March 31, 2021 and December 31, 2020, respectively.

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

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2021 and 2020

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

During the three month periods ended March 31, 2021 and 2020, the Company expensed a total of $0 and $8,625, respectively, in relation to the aforementioned agreements.

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

The Agreement provided for: (i) a $25,000 license issue fee; (ii) an annual license maintenance fee of $25,000, until the first commercial sale of a licensed product or service; (iii) an earned royalty of 2% of net sales  of licensed products and services by the Company or a sublicensee; (iv) 15% of consideration received by the Company under a sublicense; and (v) beginning in the first calendar year after the first commercial sale, an annual minimum royalty payment of $500,000, $1,000,000 in the second calendar year, and $2,000,000 in the third calendar year and each year thereafter. The Company will also reimburse Dartmouth for all patent preparation, filing, maintenance and defense costs.

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

On March 23, 2021, the United States Patent and Trademark Office issued U.S. Patent No. 10,954,315 to the Trustees of Dartmouth College which is directed to mechanically interlocked, molecules-based materials for 3-D printing. The patent's inventors are Professor Chenfeng Ke, a member of the Company's Scientific Advisory Board and Qianming Lin, Professor Ke's assistant. The patent grant is the culmination of the Intellectual Property License Agreement between the Company and Dartmouth with respect to an exclusive world-wide license of intellectual property related to 3D printable materials in the fields of human and animal health.

The Company recorded $6,250 as license fees during the three month periods ended March 31, 2021 and 2020 with respect to such annual fee.

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2021 and 2020

Note 9 – Intellectual Property License Agreement and Sponsored Research Agreement (continued)

On July 12, 2018, the Company entered into a one-year sponsored research agreement (the “Sponsored Research Agreement”) with the Trustees of Dartmouth College (“Dartmouth”) pursuant to which the Company will support and fund the cost of research conducted by Dartmouth of mutual interest to the parties in accordance with the Agreement.  Intellectual property invented or developed solely by a party will be owned by such party and intellectual property jointly invented or developed shall be jointly owned. On November 4, 2019, the parties entered into an amendment to the Sponsored Research Agreement which extended the term of the Agreement through July 14, 2020. The Sponsored Research Agreement expired by its terms in July 2020.

During the three month periods ended March 31, 2021 and 2020, the Company recorded expenses of $0 and $18,895, respectively, related to the Sponsored Research Agreement.

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

On February 10, 2020, the Company entered into a one-year advisory board member consulting agreement with Michael Maizel to serve on the Company's Advisory Board as a business advisor. The Advisory Board Agreement automatically renews for up to two additional one-year periods, unless earlier terminated by either party upon 30 days' prior written notice to the other party. In consideration for serving on the Advisory Board, the Company granted an option to purchase 50,000 shares of common stock under the 2016 Stock Option and Award Plan subject to certain vesting terms. Due to continuing Covid-19 pandemic concerns, on August 17, 2020, the Company notified Mr. Maizel of the termination of this agreement. Mr. Maizel’s 25,000 vested options were forfeited unexercised in the three months ended March 31, 2021.

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2021 and 2020

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

On April 16, 2018, under the Plan, the Board awarded a Science Advisor, the following three-year stock options: (i) an option to purchase 10,000 shares of common stock, exercisable on April 16, 2018 at an exercise price of $2.00 per share (ii) an option to purchase 10,000 shares of common stock exercisable on April 16, 2019 at an exercise price of $2.00 per share, and (iii) an option to purchase 10,000 shares of common stock exercisable on April 16, 2020 at an exercise price of $2.00 per share, provided the Advisor is  providing services to the Company at the time of exercise.

On August 15, 2018, under the Plan, the Board awarded a Science Advisor, the following three-year stock options: (i) an option to purchase 6,667 shares of common stock, exercisable on August 15, 2018 at an exercise price of $2.00 per share (ii) an option to purchase 6,667 shares of common stock exercisable on August 15, 2019 at an exercise price of $2.00 per share, and (iii) an option to purchase 6,666 shares of common stock exercisable on August 15, 2020 at an exercise price of $2.00 per share, provided the Advisor is  providing services to the Company at the time of exercise.

On July 1, 2019, under the Plan, the Board awarded a Science Advisor, the following three-year stock options: (i) an option to purchase 33,334 shares of common stock, exercisable on July 1, 2019 at an exercise price of $2.00 per share (ii) an option to purchase 33,333 shares of common stock exercisable on July 1, 2020 at an exercise price of $2.00 per share, and (iii) an option to purchase 33,333 shares of common stock exercisable on July 1, 2021 at an exercise price of $2.00 per share, provided the advisor is providing services to the Company at the time of exercise.

On February 10, 2020 under the Plan, the Company granted three-year options to purchase an aggregate of 50,000 shares of its common stock at an exercise price of $2.00 per share, to a Business Advisor. 25,000 of such shares subject to the option were immediately exercisable and expire on February 10, 2023, and 25,000 shares vest on February 10, 2021 and expire on February 10, 2024. On July 15, 2020, 25,000 unvested options were forfeited. During the three months ended March 31, 2021, 25,000 vested options were forfeited.

(b)	Stock Options granted to Employees:

On December 10, 2018, the Board awarded an employee the following three-year stock options under the Plan: (i) an option to purchase 33,334 shares of common stock, exercisable on December 10, 2018 at an exercise price of $2.00 per share (ii) an option to purchase 33,333 shares of common stock exercisable on December 10, 2019 at an exercise price of $2.00 per share, and (iii) an option to purchase 33,333 shares of common stock exercisable on December 10, 2020 at an exercise price of $2.00 per share, provided the employee is  providing services to the Company at the time of exercise.  On March 23, 2020, the options previously vesting on December 10, 2020 shall vest immediately with an expiration date of March 23, 2023.

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2021 and 2020

Note 11 – Stock Plan (continued)

(b)	Stock Options granted to Employees: (continued)

On December 10, 2019, the Board awarded an employee, the following three-year stock options under the Plan: (i) an option to purchase 33,334 shares of common stock, exercisable on December 10, 2019 at an exercise price of $2.00 per share (ii) an option to purchase 33,333 shares of common stock exercisable on December 10, 2020 at an exercise price of $2.00 per share, and (iii) an option to purchase 33,333 shares of common stock exercisable on December 10, 2021 at an exercise price of $2.00 per share, provided the employee is  providing services to the Company at the time of exercise.  On March 23, 2020, the Company accelerated the vesting provision such that options previously vesting on December 10, 2020 and December 10, 2021 immediately vested and expire on March 23, 2023.

On December 10, 2020, under the Plan, the Board awarded an employee, an immediately exercisable three-year stock option to purchase 100,000 shares of the common stock of the Company at an exercise price of $2.00 per share.

The following table is the recognized compensation in respect of the above stock option compensation ((a) and (b)) which amount has been allocated as below:

	Three Months ended
	March 31,
	2021	2020

Research and development expenses	$3,100	$67,554

As of March 31, 2021 and December 31, 2020, total unrecognized compensation remaining to be recognized in future periods totaled $3,100 and $6,100, respectively.

(c)	Stock Options granted to Officers:

On June 25, 2019, the Company appointed John N. Bonfiglio, PhD as its chief operating officer, effective July 1, 2019. As compensation, Dr. Bonfiglio was granted a three-year stock option to purchase 100,000 shares of common stock at an exercise price of $2.00 per share, 50,000 of which shares vested upon grant and 25,000 shares vest on each of July 1, 2020 and July 1, 2021, provided Dr. Bonfiglio is in the employ of the Company on such dates. Mr. Bonfiglio was terminated as chief operating officer as of November 30, 2019.  Accordingly, all unvested stock options terminated on such date. During the three months ended March 31, 2021, 50,000 vested options were forfeited.

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

There was no compensation recognized in the three month periods ended March 31, 2021 and 2020 related to stock option grants.  As of March 31, 2021, and December 31, 2020, there was no unrecognized compensation remaining to be recognized in future periods.

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2021 and 2020

Note 11 – Stock Plan (continued)

The fair value of each option award referenced above is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions at the measurement date(s):

Measurement date
Dividend yield	0%
Expected volatility	114.69 ~ 186.80%
Risk-free interest rate	0.39% ~ 2.68%
Expected life (years)	3 ~ 5
Stock Price	$0.38 ~ 2.80
Exercise Price	$0.40 ~ 2.00

A summary of the activity for the Company's stock options at March 31, 2021 and December 31, 2020, is as follows:

	March 31, 2021			December 31, 2020
		Weighted Average Exercise	Weighted Average Remaining Contractual Life		Weighted Average Exercise	Weighted Average Remaining Contractual Life
	Shares	Price	(in years)	Shares	Price	(in years)
Outstanding, beginning of period	3,276,666	$2	3.28	2,515,000	$1.98	3.78
Granted	-	-	-	800,000	$2	-
Exercised	-	-	-	-	$-	-
Canceled/forfeited	(75,000)	$2	-	(38,334)	$2	-
Outstanding, end of period	3,201,666	$2	3.08	3,276,666	$2	3.28
Options exercisable, end of period	3,168,333	$2	3.08	3,243,333	$2	3.28
Options expected to vest, end of period	33,333	$2	2	33,333	$2	2
Weighted average fair value of options granted		$1.31			$1.31

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

There was a total of 2,000 shares of Series A Preferred Stock issued and outstanding as of March 31, 2021 and December 31, 2020.

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2021 and 2020

Note 12 – Capital Stock (continued)

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

There was a total of 13,289,789 shares of common stock issued and outstanding as of March 31, 2021 and December 31, 2020.

Common Stock Purchase Warrants

As of March 31, 2021 and December 31, 2020, the following common stock purchase warrants were outstanding:

	Warrants		Weighted Average Exercise Price
Outstanding – December 31, 2019	70,000	(1)	$1.00
Granted	110,000	(2)(3)	1.00
Canceled/forfeited	-		-
Exercised	-		-
Outstanding – December 31, 2020	180,000		1.00
Granted	-
Canceled/forfeited	-		-
Exercised	-		-
Outstanding – March 31, 2021	180,000		$1.00

(1) During the year ended December 31, 2019, the Company granted certain convertible notes holders warrants to purchase an aggregate of 70,000 shares of common stock at an exercise price of $1.00. The fair value of the warrants was $36,410 and recorded as financing cost.

(2) During the year ended December 31, 2020, the Company granted a convertible note holder a warrant to purchase 10,000 shares of common stock at an exercise price of $1.00. The fair value of the warrant was $3,400 and recorded as financing cost.

(3) Each two shares of common stock purchased in a private offering included one warrant to purchase an additional share of common stock at an exercise price of $1.00.

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

QRONS INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2021 and 2020

Note 13 – Subsequent Events

Subsequent to March 31, 2021, a total of 10,000 options were forfeited unexercised.

The Company has evaluated events for the period from March 31, 2021 through the date of the issuance of these financial statements and determined that there are no additional events requiring disclosure.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements for the three months ended March 31, 2021 and the notes thereto appearing elsewhere in this Report and the Company's audited financial statements for the fiscal year ended December 31, 2020, as filed with the SEC in its Annual Report on Form 10-K on March 31, 2021, along with the accompanying notes. As used in this Quarterly Report, the terms "we", "us", "our" and the "Company" means Qrons Inc.

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

Plan of Operations

We are an innovative biotechnology company dedicated to developing biotech products, treatments and technologies that create a platform to combat neuronal diseases. We seek to engage in strategic arrangements with companies and institutions that are developing breakthrough technologies in the fields of artificial intelligence and machine learning, ML, molecular biology, stem cells and tissue engineering, for deployment in the fight against neuronal diseases. Our search is focused on researchers based in Israel, a country which is world-renowned for biotech innovations.

To date, the Company has collaborated with universities and scientists in the fields of regenerative medicine, tissue engineering and 3D printable hydrogels to develop a treatment that integrates proprietary, engineer mesenchymal stem cells (“MSCs”), 3D printable implant, smart materials and a novel delivery system and has two product candidates for treating penetrating and non-penetrating (concussion-like) traumatic brain injuries, both integrating proprietary, anti-brain inflammation synthetic hydrogel and modified MSCs.

We have not generated any revenue from the sale of products.

Results of Operations

Three Months Ended March 31, 2021 and March 31, 2020

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future.

Net Loss

We had a net loss of $235,309 in the three months ended March 31, 2021 compared to $240,132 in the three months ended March 31, 2020, as follows:

	For the Three Months Ended
	March 31,
	2021	2020

Net sales	$-	$-

Operating expenses:
Research and development expenses	11,836	171,568
Professional fees	15,640	23,624
General and administrative expenses	10,887	23,746
Total operating expenses	38,363	218,938

Income (loss) from operations	(38,363)	(218,938)

Other income (expense)
Interest expense	(10,986)	(14,284)
Change in derivative liabilities	(185,960)	(6,910)
Total other income (expense)	(196,946)	(21,194)

Net (loss)	$(235,309)	$(240,132)

Operating Expenses

Total operating expenses for the three months ended March 31, 2021 were $38,363 compared to total operating expenses of $218,938 for the three months ended March 31, 2020. The substantial decrease in operating expenses during the three months ended March 31, 2021 is due to the suspension of certain research and development and other operating activities as a result of the impact of COVID 19. During the three months ended March 31, 2021, the Company incurred $11,836 of  research and development expenses which included service fees related to certain research and development agreements of $3,100, technology licensing fees of $8,250 and lab supplies and expenses of $486, compared to $171,568 of research and development expenses which included payroll of $57,314, service fees related to certain research and development agreements of $76,179, fees associated with a sponsored research agreement of $29,185, legal and filing fees related to patents of $587, purchases of expendable lab supplies and equipment of $312 and technology licensing fees of $7,991. The Company incurred general and administrative expenses of $10,887 for the three months ended March 31, 2021 compared to general and administrative expenses of $23,746 for the three months ended March 31, 2020. The decrease in general and administrative expense during the three months ended March 31, 2021 was primarily due to the ongoing suspension of certain research and development and other operating activities as a result of the impact of COVID 19 during the three months ended March 31, 2021. Professional fees were $15,640 for the three months ended March 31, 2021, which reflect a decrease in both accounting fees and legal fees compared to professional fees of $23,624 during the three months ended March 31, 2020.

Other Income (Expense)

Other expense in the three months ended March 31, 2021 was $196,946, which included a loss of $185,960 as a result of the change in value of derivative liabilities, and interest expense of $10,986 which is comprised of accretion of convertible notes of $8,833 and accrued interest on convertible notes payable of $2,153. Other income in the three months ended March 31, 2020 was $21,194 and included a loss of $6,910 as a result of the change in value of  derivative liabilities and interest expense of $14,284, comprised of accretion of convertible notes of $8,390, accrued interest on convertible notes payable of $2,494 and financing costs of $3,400.

Operating Activities

Net cash used by operating activities was $28,189 for the three months ended March 31, 2021 compared to $109,064 for the three months ended March 31, 2020.  Cash used in operating activities for the three months ended March 31, 2021 was primarily the result of  net loss, offset by non-cash items including compensation in the form of stock options for research and development expense totaling $3,100,  accretion of debt discount of $8,833, a loss from the change in  derivative liabilities of $185,960 and changes to  operating assets and liabilities, including an increase to prepaid expenses of $6,000, an increase to accounts payable of $17,623 and a decrease to accounts payable-related parties of $2,396.  Cash used in operating activities for the three months ended March 31, 2020 was primarily the result of  net loss, offset by non-cash items including compensation in the form of stock options for research and development expense totaling $67,554, warrants granted as financing costs valued at $3,400, accretion of debt discount of $8,390, a loss from the change  in  derivative liabilities of $6,910 and changes to  operating assets and liabilities, including a decrease to prepaid expenses of $29,415 and increases to both  accounts payable and accounts payable – related parties of $12,818 and $2,581, respectively.

Investing Activities

There were no investing activities during the three months ended March 31, 2021 and 2020.

Financing Activities

Net cash provided by financing activities was $0 for the three months ended March 31, 2021compared to $65,000 for the three months ended March 31, 2020. During the three months ended March 31, 2020 we received $55,000 in proceeds from related parties in the form of short-term advances from our officers and $10,000 in proceeds from convertible notes.

Liquidity and Capital Resources

As of March 31, 2021, we had cash of $29,443. We are in the early stage of development and have experienced net losses to date and have not generated revenue from operations which raises substantial doubt about our ability to continue as a going concern. There are a number of conditions that we must satisfy before we will be able to commercialize potential products and generate revenue, including successful development of product candidates, which includes clinical trials, FDA approval, demonstration of effectiveness sufficient to generate commercial orders by customers, establishing production capabilities as well as effective marketing and sales capabilities for our product. We do not currently have sufficient resources to accomplish any of these conditions necessary for us to generate revenue and expect to incur increasing operating expenses. We will require substantial additional funds for operations, the service of debt and to fund our business objectives. There can be no assurance that financing, whether debt or equity, will be available to us in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms favorable to us. If additional funds are raised by the issuance of equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing stockholders. We currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources.

As we monitor the full impact of the COVID-19 outbreak, we continue exploring sources of debt and equity financings as well as available grants. We are currently exploring and are in discussions for potential strategic alternatives in the biotechnology field which could advance our MSCs and neurodegenerative research.  There can be no assurance the necessary financing will be available or that a suitable strategic partner will be identified. In such event, we may explore relationships with third parties to develop or commercialize products or technologies that we have not previously sought to develop or commercialize, decide to exit our existing business, cease operations altogether or pursue an acquisition of our company. However, without additional financing, we do not believe our resources will be sufficient to meet our operating and capital needs beyond the third quarter of 2021.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. Our report from our independent registered public accounting firm for the fiscal year ended December 31, 2020 includes an explanatory paragraph stating the Company has recurring losses and limited operations which raise substantial doubt about its ability to continue as a going concern.  If the Company is unable to obtain adequate capital, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

Research and Development Costs: The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, Research and Development. Research and development costs were $11,836 and $171,568 for the three month periods ended March 31, 2021 and 2020, respectively.

Stock-Based Compensation and Other Share-Based Payments: The Company records stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation, using the fair value method on grant date. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the equity instruments issued. The expense attributable to the Company's directors is recognized over the period the amounts are earned and vested, and the expense attributable to the Company's non-employees is recognized when vested, as described in Note 11, Stock Plan above.

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred. The Company incurred $0 and $19,500 in advertising and marketing costs during the three month periods ended March 31, 2021 and 2020, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of March 31, 2021, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

QRONS INC.

Date: May 13, 2021	By:	/s/Jonah Meer
Jonah Meer
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)