Form 10-Q
period 2021-06-30
Qrons Inc.
filed 2021-08-16
CIK 1689084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Yes ☐    No ☒

As of August 13, 2021, there were 13,289,789 shares of the registrant’s common stock outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

 QRONS INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2021	December 31, 2020

ASSETS
Current assets
Cash and cash equivalents	$84,383	$57,632
Prepaid expenses	4,000	-
Total current assets	88,383	57,632

TOTAL ASSETS	$88,383	$57,632

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$63,200	$49,059
Accounts payable and accrued liabilities – related party	41,261	43,768
Demand loans, related party	50,000	50,000
Advances from related party	286,000	286,000
Unsecured short-term advances	100,000	100,000
Convertible notes – related party, net of debt discount	25,000	25,000
Convertible notes, net of debt discount	66,126	43,636
Derivative liabilities	345,647	154,485
Total current liabilities	977,234	751,948

Total liabilities	977,234	751,948

Stockholders’ deficit
Series A Preferred stock: $0.001 par value; 10,000 shares authorized; 2,000 shares issued and outstanding	2	2
Common stock, $0.0001 par value: 100,000,000 shares authorized; 13,289,789 shares issued and outstanding	1,329	1,329
Additional paid-in capital	7,043,996	7,037,796
Accumulated deficit	(7,934,178)	(7,733,443)
Total stockholders’ deficit	(888,851)	(694,316)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$88,383	$57,632

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended		Six Months ended
	June 30,		June 30,
	2021	2020	2021	2020

Net sales	$—	$—	$—	$—

Operating expenses:
Research and development expenses	11,350	2,891	23,186	174,459
Professional fees	8,300	6,893	23,940	30,517
General and administrative expenses	23,148	3,805	34,035	27,551
Total operating expenses	42,798	13,589	81,161	232,527

Income (loss) from operations	(42,798)	(13,589)	(81,161)	(232,527)

Other income (expense)
Interest expense	(111,758)	(12,814)	(122,744)	(27,098)
Change in derivative liabilities	189,130	9,672	3,170	2,762)
Total other income (expense)	77,372	(3,142)	(119,574)	(24,336)

Net income (loss)	$34,574	$(16,731)	$(200,735)	$(256,863)

Net income (loss) per common share - basic	$0.00	$(0.00)	$(0.02)	$(0.02)
Net income (loss) per common share - diluted	0.00	(0.00)	(0.01)	(0.02)

Weighted average shares outstanding
Basic	13,089,789	13,089,789	13,089,789	13,089,789
Diluted	17,610,815	17,610,815	17,610,815	17,610,815

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Series A Preferred		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2020	2,000	$2	13,289,789	$1,329	$7,037,796	$(7,733,443)	$(694,316)
Stock options granted to non-employees as research and development costs	-	-	-	-	3,100	-	3,100
Net loss for the period	-	-	-	-	-	(235,309)	(235,309)
Balance, March 31, 2021	2,000	2	13,289,789	1,329	7,040,896	(7,968,752)	(926,525)
Stock options granted to non-employees as research and development costs		-		-	3,100		3,100
Net income for the period		-		-		34,574	34,574
Balance, June 30, 2021	2,000	$2	13,289,789	$1,329	$7,043,996	$(7,934,178)	$(888,851)

	Series A Preferred		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2019	2,000	$2	13,089,789	$1,309	$6,561,047	$(7,070,480)	$(508,122)
Stock options granted to non-employees as research and development costs	-	-	-	-	67,554	-	67,554
Warrants exercised associated with private placement	-	-	-	-	3,400	-	3,400
Net loss for the year	-	-	-	-	-	(240,132)	(240,132)
Balance, March 31, 2020	2,000	2	13,089,789	1,309	6,632,001	(7,310,612)	(677,300)
Stock options granted to non-employees as research and development costs		-		-	29,717		29,717
Net loss for the year		-		-		(16,731)	(16,731)
Balance, June 30, 2020	2,000	$2	13,089,789	$1,309	$6,661,718	$(7,327,343)	$(664,314)

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(200,735)	$(256,863)
Adjustments to reconcile net loss to net cash (used by) operating activities:
Stock options issued for research and development expense	6,200	97,271
Warrants granted as financing costs	—	3,400
Non cash interest expense	94,332	—
Accretion of debt discount	22,490	17,321
Change in derivative liabilities	(3,170)	(2,762)
Changes in operating assets and liabilities:
(Increase) decrease prepaid expenses	(4,000)	48,614
(Decrease) increase accounts payable and accrued liabilities	14,141	(56,048)
(Decrease) increase accounts payable and accrued liabilities, related party	(2,507)	4,569
Net cash (used by) operating activities	(73,249)	(144,498)

Cash Flows From Investing Activities
Net cash provided from (used by) investing activities	—	—

Cash Flows From Financing Activities
Proceeds from convertible notes	100,000	10,000
Proceeds from related party advances	—	76,000
Net cash provided from financing activities	100,000	86,000

Increase (decrease) in cash and cash equivalents	26,751	(58,498)

Cash at beginning of year	57,632	67,025
Cash at end of period	$84,383	$8,527

SUPPLEMENTAL DISCLOSURES
Interest paid	$—	$—
Income taxes paid	$—	$—

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
Derivative liability associated with debt discount	$51,009	$7,915
Derivative liability associated with warrants	$143,323	—

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2021 and 2020

Note 1 – Description of Business and Basis of Presentation

Organization and Nature of Business:

Qrons Inc.  (“Qrons” or the “Company”) was incorporated under the laws of the State of Wyoming on August 22, 2016 under the name BioLabMart Inc.

On July 6, 2017, the board of directors and a majority of the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation to change the name of the Company from “BioLabMart Inc.” to “Qrons Inc.” On August 8, 2017, the Company filed Amended Articles of Incorporation with the State of Wyoming to effectuate such name change. The Company’s common stock was approved by the Financial Industry Regulatory Authority (“FINRA”) for quotation on the OTC pink sheets under the symbol “BLMB” as of July 3, 2017. FINRA announced the Company’s name change to Qrons Inc. on August 9, 2017. The new name and symbol change to “QRON” for the OTC Market was effective August 10, 2017. The Company’s common stock was upgraded from the Pink Market and commenced trading on the OTCQB Venture Market on August 12, 2019.

The Company is an innovative biotechnology company dedicated to developing biotech products, treatments and technologies to combat neuronal diseases, which are an enormous social and economic burden on society. The Company seeks to engage in strategic arrangements with companies and institutions that are developing breakthrough technologies in the fields of artificial intelligence, machine learning, molecular biology, stem cells and tissue engineering, for deployment in the fight against neuronal diseases. The Company’s search is currently focused on researchers based in Israel, a country which is world-renowned for biotech innovations.

The Company’s principal executive office is located at 50 Battery Place, #7T, New York, New York 10280.

Note 2 – Summary of Significant Accounting Policies

Financial Statement Presentation:  The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Research and Development Costs: The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, Research and Development. Research and development costs were $23,186 and $174,459 for the six-month periods ended June 30, 2021 and 2020, respectively.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2021 and 2020

Note 2 – Summary of Significant Accounting Policies (continued)

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred. The Company incurred $15,000 and $23,500 in advertising and marketing costs during the six-month periods ended June 30, 2021 and 2020, respectively.

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

Stock-Based Compensation and Other Share-Based Payments: The Company records stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation, using the fair value method on grant date. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the equity instruments issued. The expense attributable to the Company’s directors is recognized over the period the amounts are earned and vested, and the expense attributable to the Company’s non-employees is recognized when vested, as described in Note 11, Stock Plan.

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

The following table provides a summary of the fair value of the Company’s derivative liabilities as of June 30, 2021 and December 31, 2020:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of June 30, 2021:
Liabilities
Derivative liabilities	$-	$-	$345,647

As of December 31, 2020:
Liabilities
Derivative liabilities	$-	$-	$154,485

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2021 and 2020

Note 2 – Summary of Significant Accounting Policies (continued)

Warrants: The Company accounts for common stock warrants in accordance with applicable accounting guidance provided in ASC 815 Derivatives and Hedging, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement.  For warrants classified as equity instruments the Company applies the Black Scholes model and expenses the fair value as financing costs. For warrants classified as derivative financial instruments the Company applies the Monte Carlo model to value the warrants.

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

Potential common stock consists of the incremental common stock issuable upon the exercise of common stock warrants (using the if-converted method), convertible notes, classes of shares with conversion features, and stock awards and stock options. The computation of basic loss per share for the three and six months ended June 30, 2021 and 2020 include potentially dilutive securities of underlying share purchase warrants, convertible notes, stock options and preferred shares, because the Company reported net income in the current three months ended June 30, 2021. As a result, the computations of net loss per share for each period reflected both basic and fully diluted loss per share.

The table below reflects the potentially dilutive securities at each reporting period which have been included in the computation of diluted net loss per share:

	June 30, 2021	December 31, 2020
Research warrants at 3% of issued and outstanding shares	398 694	398 694
Convertible notes	634,966	445,400
Series A preferred shares	700	700
Stock options vested	3,191,666	3,243,333
Stock options not yet vested	-	33,333
Stock purchase warrants	295,000	180,000
Total	4,521,026	4,301,460

New Accounting Pronouncements: Certain new accounting pronouncements that have been issued are not expected to have a material effect on the Company’s financial statements.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2021 and 2020

Note 3 – Going Concern

The Company has experienced net losses to date and has not generated revenues from operations. While the Company raised proceeds of $100,000 during the six months ended June 30, 2021 through issuance of a convertible promissory note, and $211,000 during the year ended December 31, 2020 by way of private placement offerings to accredited investors, loans and advances from its officers and directors and third-party short term loans, it does not believe its resources will be sufficient to meet its operating and capital needs beyond the fourth quarter of 2021. The Company expects it will require additional capital to fully implement the scope of its proposed business operations, which raises substantial doubt about its ability to continue as a going concern.  The Company will have to continue to rely on equity and debt financing, and continued support from its officers and directors. There can be no assurance that financing, whether debt or equity, will be available to the Company in the amount required at any particular time or for any particular period or, if available, that it can be obtained on favorable terms. In addition, if the Company is unable to obtain adequate financing due to the continued effect of COVID-19 on the capital markets, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations.

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

Note 4 – Convertible Note – Related Party and Derivative Liabilities

On September 1, 2016, the Company entered into a convertible debenture agreement with CubeSquare, LLC (“CubeSquare”), of which its Chief Executive Officer is the managing partner and its President is a 25% owner of CubeSquare. The Company received proceeds of $10,000 during fiscal 2016 (“Note 1”). The note bears interest at 8% per annum and was due on September 1, 2017. Interest accrues from September 1, 2016 and is payable on maturity. Interest is payable, at the lender’s option, in cash or common stock. Any portion of the loan and unpaid interest is convertible at any time at the option of CubeSquare into shares of common stock of the Company at a conversion price of the greater of (i) $0.0625 per share if the Company’s shares are not trading on a public market and; (ii) in the event the Company’s shares are listed for trading on a public market, the conversion price shall be equal to a 50% discount to  the average of the five  lowest trading prices during the previous twenty trading days prior to the date of the notice of conversion from the lender.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2021 and 2020

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

The carrying value of these convertible notes is as follows:

	June 30, 2021	December 31, 2020
Face value of certain convertible notes	$25,000	$25,000
Carrying value	$25,000	$25,000

	Three Months ended		Six Months ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest on the convertible notes	$499	$501	$992	$1,003

As of June 30, 2021 and December 31, 2020, the unpaid interest balance under Accounts payable and accrued liabilities – related party was $8,441 and $7,449, respectively.

As a result of the application of ASC 815, the fair value of the derivative liability associated with the conversion feature is summarized as follows:

Balance at December 31, 2019	$37,182
Change in fair value	24,500
Balance at December 31, 2020	61,682
Change in fair value	(26,862)
Balance at June 30, 2021	$34,820

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of June 30, 2021 and December 31, 2020 and the commitment date:

	Commitment Date	December 31, 2020	June 30, 2021
Expected dividends	0	0	0
Expected volatility	101% ~103%	316% ~ 333%	78% ~ 115%
Expected term	0.92 ~ 1 year	0.74 year	0.25 year
Risk free interest rate	1.33%	0.09%	0.05%

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2021 and 2020

Note 5 – Convertible Note and Derivative Liabilities

(1) 8% Convertible notes with warrants issued in December 2019 and February 2020

In December 2019, we issued and sold in a private offering 8% convertible notes in the aggregate principal amount of $70,000. Such notes are due on December 31, 2021 and are convertible into shares of our common stock at a conversion price (the “Conversion Price”) for each share of common stock equal to the lesser of: (a) $0.50, (b) the lowest price at which the Company has converted any convertible security of the Company (to the holder or to any third party) within 30 trading days prior to the date of delivery of the applicable Notice of Conversion; and (c) so long as lower than (a) or (b), such price per share of common stock as the Company and the holder may agree from time to time.  In connection with the 8% convertible note issuance, we issued warrants to purchase an aggregate of 70,000 shares of common stock at an exercise price of $1.00.

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

The carrying value of these convertible notes is as follows:

	June 30, 2021	December 31, 2020
Face value of certain convertible notes	$80,000	$80,000
Less: unamortized discount	(18,600)	(36,364)
Carrying value	$61,400	$43,636

Interest expenses associated with the convertible notes are as follows:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2021	2020	2021	2020
Amortization on debt discount	$8,931	$8,931	$17,764	$18,750
Interest on the convertible notes	1,895	1,895	2,569	3,381
Total	$10,826	$10,826	$20,333	$22,131

As of June 30, 2021 and December 31, 2020, the unpaid interest balance under Accounts payable and accrued liabilities was $9,942 and $7,373, respectively.

The convertible notes qualify for derivative accounting and bifurcation under ASC 815. The derivative liability of the $80,000 convertible notes was calculated using the Black-Scholes pricing model to be $72,689.

As a result of the application of ASC 815, as of June 30, 2021 and 2020, the fair value of the derivative liability associated with the conversion feature is summarized as follows:

Balance at December 31, 2019	$52,185
Derivative addition associated with convertible notes	7,915
Change in fair value	32,703
Balance at December 31, 2020	92,803
Change in fair value	22,912
Balance at June 30, 2021	$115,715

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2021 and 2020

Note 5 – Convertible Note and Derivative Liabilities (continued)

(1) 8% Convertible notes with warrants issued in December 2019 and February 2020 (continued)

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2020 and June 30, 2021 and the commitment date:

	Commitment Date	December 31, 2020	June 30, 2021
Expected dividends	0	0	0
Expected volatility	154% ~173%	280% ~296%	199%~358%
Expected term	2.10 years	1.05 ~ 1.25 years	0.5 ~ 0.64 years
Risk free interest rate	1.42 ~ 1.65%	0.10%	0.06%

(2) 8% Convertible note with warrants issued on June 15, 2021

On June 15, 2021, the Company entered into a note purchase agreement with Quick Capital, LLC (“Quick Capital”) pursuant to which the Company issued a twelve-month convertible promissory note in the principal amount of $115,000 for a $100,000 investment (the “Note”), which included an original issuance discount of 10% and a $3,500 credit for legal and transaction costs. In connection with this convertible note issuance, Quick Capital was also issued a five-year warrant (the “Warrant”) to purchase up to an aggregate of 115,000 shares of the Company’s common stock at an exercise price of $1.00 per share (the “Warrant Shares”) subject to adjustments for dilutive issuances at lower prices.

The Note is convertible into shares of common stock at a conversion price of $0.50 per share. If delivery of the Conversion Shares is not timely made, the Company is obligated to pay Quick Capital $2,000 for each day that the delivery is late as liquidated damages. The conversion price of the Note will be reduced if the Company issues common stock or grants derivative securities for consideration at a price less than the conversion price to the amount of the consideration of such dilutive issuance (“full ratchet reset”). The Note may not be prepaid.

The Company is subject to significant cash penalties if the Company defaults on the notes or in the event shares are not issued timely when a notice of conversion is provided. If an event of default occurs, the Note will become immediately due and payable in an amount equal to 150% of the then outstanding principal amount of the Note plus any interest or amounts owing to Quick Capital. The default provisions are based on the type of default and include a penalty of 50% of the principal plus accrued interest due (the “Default Sum”) and a parity value of the Default Sum based on the effective conversion of the Note on the date of payment of the default and the maximum stock value during the period between the default date and the payment date.

The Company valued the embedded default derivative liability of the Note and the Warrant liability, including the full ratchet reset feature, using Monte Carlo models.

The carrying value of the Note is as follows:

	June 30, 2021	June 15, 2021
Face value of certain convertible notes	$115,000	$115,000
Less: unamortized discount	(110,274)	(115,000)
Carrying value	$4,726	$-

Interest expenses associated with the conversion is as follows:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2021	2020	2021	2020
Amortization on debt discount	$4,726	$-	$4,726	$-
Day one loss associated with derivative liability	79,332	-	79,332	-
Interest on the convertible notes	378	-	378	-
Total	$84,436	$-	$84,436	$-

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2021 and 2020

Note 5 – Convertible Note and Derivative Liabilities (continued)

(2) 8% Convertible note with warrants issued on June 15, 2021

As a result of the application of ASC 815 as of June 30, 2021 and June 15, 2021, the fair value of the derivative liability associated with the conversion feature is summarized as follows:

Derivative liability associated with convertible note on commitment date	$51,009
Derivative liability associated with warrants on commitment date	143,323
Derivative liability at June 15, 2021	194,332
Derivative liability at June 15, 2021	194,332
Change in fair value – convertible note	1,707
Change in fair value – warrants	(927)
Balance at June 30, 2021	$195,112

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of June 30, 2021 and the commitment date:

Convertible note:	Commitment Date	June 30, 2021
Expected dividends	0	0
Expected volatility	307.10%	312.60%
Expected term	1 years	0.96 years
Risk free interest rate	0.18%	0.23%

Warrants;	Commitment Date	June 30, 2021
Expected dividends	0	0
Expected volatility	201.70%	200.60%
Expected term	5 years	4.96 years
Risk free interest rate	0.65%	0.66%

Note 6 – Unsecured Short-Term Advance from Third Party

On June 20, 2019, the Company received $100,000 from a third party in the form of an unsecured, demand, non-interest-bearing, short-term advance to meet its operating needs. The advance remains outstanding at June 30, 2021 and December 31, 2020.

Note 7 – Related Party Transactions

(1) Demand Loan from related party

On May 1, 2019, the Company issued a promissory note (the “Note”) to CubeSquare in the principal amount of $50,000. The Note bears interest at the rate of 8% per annum and is due and payable by the Company upon demand from CubeSquare. We recorded interest expenses of $997 and $1,983 for the three and six months ended June 30, 2021, respectively.  We recorded interest expenses of $998 and $1,995 for the three and six months ended June 30, 2020, respectively. As of June 30, 2021 and December 31, 2020, the unpaid interest balance under Accounts payable and accrued liabilities – related party was $8,657 and $6,674, respectively.

(2) Advances from Related Parties

During the year ended December 31, 2019, the Company received $135,000 from Jonah Meer, its Chief Executive Officer, in the form of an unsecured, demand, non-interest-bearing, short-term advance to help meet its operating needs. During the year ended December 31, 2020, the Company received an additional $70,000 from Jonah Meer.

On August 20, 2019, the Company received $50,000 from Ido Merfeld, its President, in the form of an unsecured, demand, non-interest-bearing, short-term advance to help meet its operating needs. During the year ended December 31, 2020, the Company received an additional $21,000 from Ido Merfeld.

During the year ended December 31, 2020, the Company received $10,000 from CubeSquare in the form of an unsecured, demand, non-interest-bearing, short-term advance to help meet its operating needs. The Company’s Chief Executive Officer is the managing partner and the Company’s President is a 25% owner of CubeSquare.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2021 and 2020

Note 7 – Related Party Transactions (continued)

(3) Others

Jonah Meer, the Company’s Chief Executive Officer, made payments to various vendors during the years ended December 31, 2019 and 2020. The balance payable to Mr. Meer of $22,993 and $28,475 is reflected in accounts payable, related party as of June 30, 2021 and December 31, 2020, respectively.

During the year ended December 31, 2019, Ido Merfeld, the Company’s President, made payments to various vendors in the aggregate amount of $1,169.  The balance payable to Mr. Merfeld of $1,169 is reflected in accounts payable, related party as of June 30, 2021 and December 31, 2020, respectively.

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

Dartmouth College – IP License Agreement

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

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2021 and 2020

Note 9 – Intellectual Property License Agreement and Sponsored Research Agreement (continued)

Dartmouth College – IP License Agreement (continued)

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

On March 23, 2021, the United States Patent and Trademark Office issued U.S. Patent No. 10,954,315 to the Trustees of Dartmouth College which is directed to mechanically interlocked, molecules-based materials for 3-D printing. The patent’s inventors are Professor Chenfeng Ke, a member of the Company’s Scientific Advisory Board and Qianming Lin, Professor Ke’s assistant. The patent grant is the culmination of the Intellectual Property License Agreement between the Company and Dartmouth with respect to an exclusive world-wide license of intellectual property related to 3D printable materials in the fields of human and animal health.

The Company recorded $12,500 as license fees during the three and six months ended June 30, 2021, and 2020 with respect to such annual fee.

Dartmouth College – Sponsored Research Agreement

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

Note 10 – Commitments

(1)  Science Advisory Board Member Consulting Agreements (the “ Consulting Agreements”)

As part of its ongoing program of research and development, the Company has retained distinguished scientists and other qualified individuals to advise the Company with respect to its technology and business strategy and to assist it in the research, development and analysis of the Company’s technology and products. In furtherance thereof, the Company has retained certain Advisors as members of its Scientific Advisory Board and Business Advisory Board as described below, and the Company and Advisors have entered into Consulting Agreements with the following terms and conditions:

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2021 and 2020

Note 10 – Commitments (continued)

(1)  Science Advisory Board Member Consulting Agreements (the “ Consulting Agreements”) (continued)

-	Scientific Advisory Board and Consulting Services - Advisor shall provide general consulting services to Company (the “Services”) as a member of its Scientific Advisory Board (“SAB”). As a member of the SAB, Advisor agrees to provide the Services as follows: (a) attending meetings of the Company’s SAB; (b) performing the duties of a SAB member at such meetings, as established from time to time by the mutual agreement of the Company and the SAB members, including without limitation meeting with Company employees, consultants and other SAB members, reviewing goals of the Company and assisting in developing strategies for achieving such goals, and providing advice, support, theories, techniques and improvements in the Company’s scientific research and product development activities; and (c) providing consulting services to Company at its request, including a reasonable amount of informal consultation over the telephone or otherwise as requested by Company. Advisor’s consultation with Company will involve services as scientific, technical and business advisor to the Company and its management with respect to neuronal injuries and neuro degenerative diseases.

-	SAB Consulting Compensation - the Company shall grant to Advisor the option to purchase certain number of shares of the common stock of the Company as per the stock option award grant. The options are subject to terms and provisions of the Company’s 2016 Stock Option and Stock Award Plan.

(2)   Business Advisory Board Agreements

On February 10, 2020, the Company entered into a one-year advisory board member consulting agreement with Michael Maizel to serve on the Company’s Advisory Board as a business advisor. The Advisory Board Agreement automatically renews for up to two additional one-year periods, unless earlier terminated by either party upon 30 days’ prior written notice to the other party. In consideration for serving on the Advisory Board, the Company granted an option to purchase 50,000 shares of common stock under the 2016 Stock Option and Award Plan subject to certain vesting terms. Due to continuing Covid-19 pandemic concerns, on August 17, 2020, the Company notified Mr. Maizel of the termination of this agreement. Mr. Maizel’s 25,000 vested options were forfeited unexercised in  January 2021.

Note 11 – Stock Plan

2016 Stock Option and Stock Award

On December 14, 2016, the Board adopted the Company’s 2016 Stock Option and Stock Award Plan (the “Plan”). The Plan provides for the award of stock options (incentive and non-qualified), stock awards and stock appreciation rights to officers, directors, employees and consultants who provide services to the Company. The terms of awards under the Plan are made by the Board. The Company has reserved 10 million shares for issuance under the Plan.

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

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2021 and 2020

Note 11 – Stock Plan (continued)

(a)  Stock Options granted to Science Advisors and Business Advisors (continued)

On April 16, 2018, under the Plan, the Board awarded a Science Advisor, the following three-year stock options: (i) an option to purchase 10,000 shares of common stock, exercisable on April 16, 2018 at an exercise price of $2.00 per share (ii) an option to purchase 10,000 shares of common stock exercisable on April 16, 2019 at an exercise price of $2.00 per share, and (iii) an option to purchase 10,000 shares of common stock exercisable on April 16, 2020 at an exercise price of $2.00 per share, provided the Advisor is  providing services to the Company at the time of exercise. In April 2021, 10,000 vested options expired unexercised.

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

On February 10, 2020 under the Plan, the Company granted three-year options to purchase an aggregate of 50,000 shares of its common stock at an exercise price of $2.00 per share, to a Business Advisor (Note 10(2) above). 25,000 of such shares subject to the option were immediately exercisable and expire on February 10, 2023, and 25,000 shares vest on February 10, 2021 and expire on February 10, 2024. On July 15, 2020, 25,000 unvested options were forfeited. In January 2021, 25,000 vested options were forfeited.

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

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2021 and 2020

Note 11 – Stock Plan (continued)

Stock Options: (continued)

(b) Stock Options granted to Employees (continued)

The following table is the recognized compensation in respect of the above stock option compensation ((a) and (b)) which amount has been allocated as below:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2021	2020	2021	2020
Research and development expenses	$3,100	$29,717	$6,200	$97,271

As of June 30, 2021 and December 31, 2020, total unrecognized compensation remaining to be recognized in future periods totaled $0 and $6,100, respectively.

(c) Stock Options granted to Officers:

On June 25, 2019, the Company appointed John N. Bonfiglio, PhD as its chief operating officer, effective July 1, 2019. As compensation, Dr. Bonfiglio was granted a three-year stock option to purchase 100,000 shares of common stock at an exercise price of $2.00 per share, 50,000 of which shares vested upon grant and 25,000 shares vest on each of July 1, 2020 and July 1, 2021, provided Dr. Bonfiglio is in the employ of the Company on such dates. Mr. Bonfiglio was terminated as chief operating officer as of November 30, 2019.  Accordingly, all unvested stock options terminated on such date. In January, 2021, 50,000 vested options were forfeited.

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

There was no compensation recognized in the three  and six months ended June 30, 2021 and 2020 related to stock option grants.  As of June 30, 2021, and December 31, 2020, there was no unrecognized compensation remaining to be recognized in future periods.

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

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2021 and 2020

Note 11 – Stock Plan (continued)

A summary of the activity for the Company’s stock options at June 30, 2021 and December 31, 2020, is as follows:

	June 30, 2021			December 31, 2020
		Weighted Average Exercise	Weighted Average Remaining Contractual Life		Weighted Average Exercise	Weighted Average Remaining Contractual Life
	Shares	Price	(in years)	Shares	Price	(in years)
Outstanding, beginning of period	3,276,666	$2	3.28	2,515,000	$1.98	3.78
Granted	-	-	-	800,000	$2	-
Exercised	-	-	-	-	$-	-
Canceled/forfeited	(85,000)	$2	-	(38,334)	$2	-
Outstanding, end of period	3,191,666	$2	3.08	3,276,666	$2	3.28
Options exercisable, end of period	3,191,666	$2	2.84	3,243,333	$2	3.28
Options expected to vest, end of period	-	$-	-	33,333	$2	2
Weighted average fair value of options granted		$1.31			$1.31

Note 12 – Capital Stock

Authorized:

The Company has authorized 100,000,000 shares of common stock, par value $0.0001, and 10,000 shares of preferred stock which is designated as Series A Preferred Stock, par value $0.001.

Series A Preferred Stock:

The Series A Preferred Stock is redeemable at the option of the Company at any time, in whole or in part, upon 10 trading days prior notice, at a price of $1.00 per share plus 4% per annum from the date of issuance (the “Stated Value”). The holders of the Series A Preferred Stock are entitled to a liquidation preference equal to the Stated Value, prior to the holders of other preferred stock or common stock. The holders of the Series A Preferred Stock have the right to convert such stock into common stock at a conversion rate equal to the Stated Value as of the conversion date divided by the average closing price of the common stock for the five previous trading days. The Company is required to reserve sufficient number of shares for the conversion of the Series A Preferred Stock. The holders of Class A Preferred Stock shall vote together as a single class with the holders of the Company’s common stock and the holders of any other class or series of shares entitled to vote with the common stock, with the holders of Class A Preferred Stock being entitled to 66 2/3% of the total votes on all such matters, regardless of the actual number of shares of Class A Preferred Stock then outstanding.

There was a total of 2,000 shares of Series A Preferred Stock issued and outstanding as of June 30, 2021 and December 31, 2020.

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

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2021 and 2020

Note 12 – Capital Stock (continued)

Common Stock (continued)

There was a total of 13,289,789 shares of common stock issued and outstanding as of June 30, 2021 and December 31, 2020.

Common Stock Purchase Warrants

As of June 30, 2021 and December 31, 2020, the following common stock purchase warrants were outstanding:

	Warrants		Weighted Average Exercise Price
Outstanding – December 31, 2019	70,000	(1)	$1.00
Granted	110,000	(2)(3)	1.00
Canceled/forfeited	-		-
Exercised	-		-
Outstanding – December 31, 2020	180,000		1.00
Outstanding – December 31, 2020	180,000		1.00
Granted	115,000	(4)	$1.00
Canceled/forfeited	-		-
Exercised	-		-
Outstanding –June 30, 2021	295,000		$1.00

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

(4) ) On June 15, 2021, the Company granted a convertible note holder a warrant to purchase 115,000 shares of common stock at an exercise price of $1.00 subject to adjustments for full ratchet resets for dilutive issuances at lower prices.

The fair value of the outstanding common stock purchase warrants was calculated using the Black-Scholes option-pricing model with the following assumptions at the measurement date(s):

Measurement date
Dividend yield	0%
Expected volatility	97.90~20.70%
Risk-free interest rate	0.16 ~ 1.72%
Expected life (years)	2.71 ~ 5.00
Stock Price	$0.25 ~ $0.99
Exercise Price	$0.40 ~ $1.00

Note 13 – Subsequent Events

The Company has evaluated events for the period from June 30, 2021 through the date of the issuance of these financial statements and determined that there are no additional events requiring disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains predictions, estimates and other forward-looking statements relating to future events or our future financial performance. In some cases, you   can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors  including the risks set forth in the section entitled “Risk Factors” in our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1, as filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2018, that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements

Forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Report. You should read this Report with the understanding that our actual future results may be materially different from what we expect.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by federal securities and any other applicable law.

The management’s discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements for the three and six months ended June 30, 2021 and the notes thereto appearing elsewhere in this Report and the Company’s audited financial statements for the fiscal year ended December 31, 2020, as filed with the SEC in its Annual Report on Form 10-K on March 31, 2021, along with the accompanying notes. As used in this Quarterly Report, the terms “we”, “us”, “our” and the “Company” means Qrons Inc.

The Company has relied primarily on its two co-founders, Jonah Meer, Chief Executive Officer, and Ido Merfeld, President, who are its sole directors to manage its day-to-day business and has outsourced professional services to third parties in an effort to maintain lower operational costs.

Messrs. Meer and Merfeld, as the holders of the Company’s issued and outstanding shares of the Company’s Class A Preferred Stock, collectively have 66 2/3% of the voting rights of the Company. Acting together, they will be able to influence the outcome of all corporate actions requiring approval of our stockholders.

Plan of Operations

We are an innovative biotechnology company dedicated to developing biotech products, treatments and technologies that create a platform to combat neuronal diseases. We seek to engage in strategic arrangements with companies and institutions that are developing breakthrough technologies in the fields of artificial intelligence and machine learning, , molecular biology, stem cells and tissue engineering, for deployment in the fight against neuronal diseases. Our search is focused on researchers based in Israel, a country which is world-renowned for biotech innovations.

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

Results of Operations

Three Months Ended June 30, 2021 and June 30, 2020

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future.

Net Income (Loss)

We had a net income of $34,574 in the three months ended June 30, 2021 compared to a net loss of $16,731 in the three months ended June 30, 2020, as follows:

	For the Three Months Ended
	June 30,
	2021	2020

Net sales	$-	$-

Operating expenses:
Research and development expenses	11,350	2,891
Professional fees	8,300	6,893
General and administrative expenses	23,148	3,805
Total operating expenses	42,798	13,589

Income (loss) from operations	(42,798)	(13,589)

Other income (expense)
Interest expense	(111,758)	(12,814)
Change in derivative liabilities	189,130	9,672)
Total other income (expense)	77,372	(3,142)

Net income (loss)	$34,574	$(16,731)

Operating Expenses

Total operating expenses for the three months ended June 30, 2021 were $42,798 compared to total operating expenses of $13,589 for the three months ended June 30, 2020. The increase in operating expenses during the three months ended June 30, 2021 is due to increased operating activities and research and development activities in the current three month period, including expenditures on updated corporate messaging and a redesigned website. . During the three months ended June 30, 2021, the Company incurred $11,350 of  research and development expenses which included service fees related to certain research and development agreements of $3,100 and technology licensing fees of $8,250 compared to $2,891 of research and development expenses which included payroll of $21,961,  service fees related to certain research and development agreements of $29,717, a credit offsetting prior accrued fees associated with a sponsored research agreement of $45,704,  purchases of expendable lab supplies and equipment of $133, technology licensing fees of $7,991 and a credit from prior accrued research and development fees of $11,207in the three months ended June 30, 2020. The Company incurred general and administrative expenses of $23,148 for the three months ended June 30, 2021 compared to general and administrative expenses of $3,805 for the three months ended June 30, 2020. The increase in general and administrative expense during the three months ended June 30, 2021 was primarily due to an increase in overall operating activities during the three months ended June 30, 2021, including an increase in OTC listing expenses and corporate messaging costs, including a redesigned website. Professional fees were $8,300 for the three months ended June 30, 2021, which reflect an increase in legal fees compared to professional fees of $6,893 during the three months ended June 30, 2020.

Other Income (Expense)

Other income in the three months ended June 30, 2021 was $77,372, which included an increase of $189,130, as a result of the change in value of derivative liabilities, and interest expense of $111,758 which is comprised of accretion of convertible notes of $13,657, a day one loss  on the valuation of a convertible note of $94,332 and accrued interest on convertible notes payable of $3,769. Other expense in the three months ended June 30, 2020 was $3,142, which included an increase of $9,672 as a result of the change in value of  derivative liabilities, and interest expense of $12,814 which is comprised of accretion of convertible notes of $8,930 and accrued interest on convertible notes payable of $3,884.

Six Months Ended June 30, 2021 and June 30, 2020

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future.

Net Loss

We had a net loss of $200,735 in the six months ended June 30, 2021 compared to $256,863 in the six months ended June 30, 2020, as follows:

	For the Six Months Ended
	June 30,
	2021	2020

Net sales	$-	$-

Operating expenses:
Research and development expenses	23,186	174,459
Professional fees	23,940	30,517
General and administrative expenses	34,035	27,551
Total operating expenses	81,161	232,527

Income (loss) from operations	(81,161)	(232,527)

Other income (expense)
Interest expense	(122,744)	(27,098)
Change in derivative liabilities	3,170	2,762)
Total other income (expense)	(119,574)	(24,336)

Net (loss)	$(200,735)	$(256,863)

Operating Expenses

Total operating expenses for the six months ended June 30, 2021 were $81,161 compared to total operating expenses of $232,527 for the six months ended June 30, 2020. The decrease in operating expenses during the six months ended June 30, 2021 is due to substantially decreased research and development activities as a result of the impact of COVID 19. During the six months ended June 30, 2021, the Company incurred $23,186 of  research and development expenses which included service fees related to certain research and development agreements of $6,200, technology licensing fees of $16,500, and purchases of expendable lab supplies and equipment of $486, compared to $174,459 of  research and development expenses which included payroll of $79,274,  service fees related to certain research and development agreements of $104,979, a credit offsetting prior accrued fees associated with a sponsored research agreement of $26,809, legal and filing fees related to patents of $588, purchases of expendable lab supplies and equipment of $445, and technology licensing fees of $15,982 during the six months ended June 30, 2020. The Company incurred general and administrative expenses of $34,035 for the six months ended June 30, 2021 compared to general and administrative expenses of $27,551 for the six months ended June 30, 2020. The slight increase in general and administrative expense during the six months ended June 30, 2021 was primarily due to corporate messaging costs including a redesigned website. Professional fees were $23,940 for the six months ended June 30, 2021, which reflect a decrease in legal and audit fees compared to professional fees of $30,517 during the six months ended June 30, 2020.

Other Income (Expense)

Other expense in the six months ended June 30, 2021 was $119,574, which included a gain of $3,170 as a result of the change in value of derivative liabilities, and interest expense of $122,744, which is comprised of accretion of convertible notes of $22,490, a day one loss on the valuation of a convertible note of $94,332 and accrued interest on convertible notes payable of $5,922. Other expense in the six months ended June 30, 2020 was $24,336 and included gain of $2,762 as a result of the change in value of  derivative liabilities, and interest expense of $27,098, which is comprised of accretion of  convertible notes of $17,321, financing costs of $3,400 and accrued interest on convertible notes of $6,377.

Operating Activities

Net cash used by operating activities was $73,249 for the six months ended June 30, 2021 compared to $144,498 for the six months ended June 30, 2020.  Net cash used in operating activities for the six months ended June 30, 2021 was primarily the result of  net loss, offset by non-cash items, including compensation in the form of stock options for research and development expense totaling $6,200,  accretion of debt discount of $22,490, an increase  from the change in  derivative liabilities of $3,170, a day one loss on certain convertible notes of $94,332 and changes to  operating assets and liabilities, including an increase to prepaid expenses of $4,000, an increase to accounts payable of $14,141 and a decrease to accounts payable-related parties of $2,507.  Net cash used in operating activities for the six months ended June 30, 2020 was primarily the result of  net loss, offset by non-cash items including compensation in the form of stock options for research and development expense totaling $97,271, warrants granted as financing costs valued at $3,400, accretion of debt discount of $17,321, an increase  from the change  in  derivative liabilities of $2,762 and changes to  operating assets and liabilities, including a decrease to prepaid expenses of $48,614, reduction to accounts payable of $56,048 and an increase to accounts payable-related parties.

Investing Activities

There were no investing activities during the six months ended June 30, 2021 and 2020.

Financing Activities

Net cash provided by financing activities was $100,000 for the six months ended June 30, 2021 compared to $86,000 for the six months ended June 30, 2020. During the six months ended June 30, 2021 the Company received net proceeds of $100,000 from a convertible note.  During the six months ended June 30, 2020 the Company received $76,000 in proceeds from related parties in the form of short-term advances from its officers and $10,000 in proceeds from convertible note.

Liquidity and Capital Resources

As of June 30, 2021, we had cash of $84,383. We are in the early stage of development and have experienced net losses to date and have not generated revenue from operations which raises substantial doubt about our ability to continue as a going concern. There are a number of conditions that we must satisfy before we will be able to commercialize potential products and generate revenue, including successful development of product candidates, which includes clinical trials, FDA approval, demonstration of effectiveness sufficient to generate commercial orders by customers, establishing production capabilities as well as effective marketing and sales capabilities for our product. We do not currently have sufficient resources to accomplish any of these conditions necessary for us to generate revenue and expect to incur increasing operating expenses. We will require substantial additional funds for operations, the service of debt and to fund our business objectives. There can be no assurance that financing, whether debt or equity, will be available to us in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms favorable to us. If additional funds are raised by the issuance of equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing stockholders. We currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources.

As we monitor the full impact of the COVID-19 outbreak, we continue exploring sources of debt and equity financings as well as available grants. We are currently exploring and are in discussions for potential strategic alternatives in the biotechnology field which could advance our MSCs and neurodegenerative research.  There can be no assurance the necessary financing will be available or that a suitable strategic partner will be identified. In such event, we may explore relationships with third parties to develop or commercialize products or technologies that we have not previously sought to develop or commercialize, decide to exit our existing business, cease operations altogether or pursue an acquisition of our company. However, without additional financing, we do not believe our resources will be sufficient to meet our operating and capital needs beyond the fourth quarter of 2021.

Quick Capital Financing

On June 15, 2021, the Company entered into a note purchase agreement with Quick Capital, LLC, a Wyoming limited liability company (“Quick Capital”), pursuant to which the Company issued Quick Capital a twelve-month convertible promissory note in the principal amount of $115,000 (the “Note”) for a $100,000 investment, which included an original issuance discount of 10% and a $3,500 credit for Quick Capital’s legal and transaction costs. In connection with the Note issuance, Quick Capital was also issued a five-year warrant (the “Warrant”) to purchase up to an aggregate of 115,000 shares of the Company’s common stock at an exercise price of $1.00 per share (the “Warrant Shares”). If there is no effective registration statement covering the Warrant Shares, Quick Capital may exercise the Warrant on a cashless basis. The Note is convertible into shares of common stock at a conversion price of $0.50 per share. The Note may not be converted and the Warrant may not be exercised if after giving effect to such conversion or exercise, as the case may be, Quick Capital and its affiliates would beneficially own more than 4.99% of the outstanding common stock of the Company. For twelve months following the issuance of the Quick Note, Quick Capital will have the right of first refusal to participate in future financings proposed to the Company on the same terms and participation rights to purchase up to $115,000 of securities in other offerings. The conversion price of the Note will be reduced if the Company issues common stock or grants derivative securities for consideration at a price less than the conversion price to the amount of the consideration of such dilutive issuance.  The Note contains certain restrictive covenants limiting the Company’s ability to make distributions or dividends, repurchase its securities, incur debt, sell assets, make loans, or engage in exchange offers. If an event of default (as described in the Note) occurs, the Note will become immediately due and payable in an amount equal to 150% of the then outstanding principal amount of the Note plus any interest or amounts owing to Quick Capital. Quick Capital is entitled to the same terms of future financings of the Company that are more favorable than the terms of the Quick Note.

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

Research and Development Costs: The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, Research and Development. Research and development costs were $23,186 and $174,459 for the six-month periods ended June 30, 2021 and 2020, respectively.

Stock-Based Compensation and Other Share-Based Payments: The Company records stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation, using the fair value method on grant date. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the equity instruments issued. The expense attributable to the Company’s directors is recognized over the period the amounts are earned and vested, and the expense attributable to the Company’s non-employees is recognized when vested, as described in Note 11, Stock Plan.

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred. The Company incurred $15,000 and $23,500 in advertising and marketing costs during the six months  ended June 30, 2021 and June 30, 2020, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of June 30, 2021, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

QRONS INC.

Date: August 16, 2021	By:	/s/ Jonah Meer
Jonah Meer
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)