Form 10-Q
period 2021-09-30
Qrons Inc.
filed 2021-11-15
CIK 1689084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-55800

(Commission File Number)

QRONS INC.

(Exact name of registrant as specified in its charter)

Wyoming	81-3623646
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28-10 Jackson Avenue #26N Long Island City, New York	11101
(Address of principal executive offices)	(Zip Code)

(212)-945-2080

(Registrant’s telephone number, including area code)

50 Battery Place, #7T, New York, New York 10280

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

Yes ☐    No ☒

As of November 15, 2021, there were 13,289,789 shares of the registrant’s common stock outstanding.

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

 QRONS INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2021	December 31, 2020

ASSETS
Current assets
Cash and cash equivalents	$57,174	$57,632
Prepaid expenses	2,000	-
Total current assets	59,174	57,632

TOTAL ASSETS	$59,174	$57,632

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$71,458	$49,059
Accounts payable and accrued liabilities – related party	39,848	43,768
Demand loans, related party	50,000	50,000
Advances from related party	286,000	286,000
Unsecured short-term advances	100,000	100,000
Convertible notes – related party, net of debt discount	25,000	25,000
Convertible notes, net of debt discount	103,905	43,636
Derivative liabilities	351,694	154,485
Total current liabilities	1,027,905	751,948

Total liabilities	1,027,905	751,948

Stockholders’ deficit
Series A Preferred stock: $0.001 par value; 10,000 shares authorized; 2,000 shares issued and outstanding	2	2
Common stock, $0.0001 par value: 100,000,000 shares authorized; 13,289,789 shares issued and outstanding	1,329	1,329
Additional paid-in capital	7,043,996	7,037,796
Accumulated deficit	(8,014,058)	(7,733,443)
Total stockholders’ deficit	(968,731)	(694,316)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$59,174	$57,632

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2021	2020	2021	2020

Net sales	$—	$—	$—	$—

Operating expenses:
Research and development expenses	9,076	33,441	32,262	207,900
Professional fees	11,868	9,010	35,808	39,526
General and administrative expenses	9,363	20,977	43,398	48,528
Total operating expenses	30,307	63,428	111,468	295,954

Loss from operations	(30,307)	(63,428)	(111,468)	(295,954)

Other income (expense)
Interest expense	(43,526)	(12,460)	(166,270)	(39,559)
Change in derivative liabilities	(6,047)	(78,045)	(2,877)	(75,283)
Total other income (expense)	(49,573)	(90,505)	(169,147)	(114,842)

Net loss	$(79,880)	$(153,933)	$(280,615)	$(410,796)

Net loss per common share – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average shares outstanding basic and diluted	13,289,789	13,182,180	13,289,789	13,120,811

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Series A Preferred		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2020	2,000	$2	13,289,789	$1,329	$7,037,796	$(7,733,443)	$(694,316)
Stock options granted to non-employees as research and development costs	-	-	-	-	3,100	-	3,100
Net loss for the period	-	-	-	-	-	(235,309)	(235,309)
Balance, March 31, 2021	2,000	2	13,289,789	1,329	7,040,896	(7,968,752)	(926,525)
Stock options granted to non-employees as research and development costs	-	-	-	-	3,100	-	3,100
Net income for the period	-	-	-	-	-	34,574	34,574
Balance, June 30, 2021	2,000	2	13,289,789	1,329	7,043,996	(7,934,178)	(888,851)
Net loss for the period	-	-	-	-	-	(79,880)	(79,880)
Balance, September 30, 2021	2,000	$2	13,289,789	$1,329	$7,043,996	$(8,014,058)	$(968,731)

	Series A Preferred		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2019	2,000	$2	13,089,789	$1,309	$6,561,047	$(7,070,480)	$(508,122)
Stock options granted to non-employees as research and development costs	-	-	-	-	67,554	-	67,554
Warrants exercised associated with private placement	-	-	-	-	3,400	-	3,400
Net loss for the period	-	-	-	-	-	(240,132)	(240,132)
Balance, March 31, 2020	2,000	2	13,089,789	1,309	6,632,001	(7,310,612)	(677,300)
Stock options granted to non-employees as research and development costs	-	-	-	-	29,717	-	29,717
Net loss for the period	-	-	-	-	-	(16,731)	(16,731)
Balance, June 30, 2020	2,000	2	13,089,789	1,309	6,661,718	(7,327,343)	(664,314)
Stock options granted to non-employees as research and development costs	-	-	-	-	19,840	-	19,840
Stock issued for private placement	-	-	200,000	20	99,980	-	100,000
Net loss for the period	-	-	-	-	-	(153,933)	(153,933)
Balance, September 30, 2020	2,000	$2	13,289,789	$1,329	$6,781,538	$(7,481,276)	$(698,407)

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(280,615)	$(410,796)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock options issued for research and development expense	6,200	117,111
Warrants granted as financing costs	—	3,400
Non cash interest expense	94,332	—
Accretion of debt discount	60,269	26,350
Change in derivative liabilities	2,877	75,284
Changes in operating assets and liabilities:
(Increase) decrease prepaid expenses	(2,000)	54,522
(Decrease) increase accounts payable and accrued liabilities	22,399	(62,483)
(Decrease) increase accounts payable and accrued liabilities, related party	(3,920)	11,045
Net cash (used by) operating activities	(100,458)	(185,567)

Cash Flows From Investing Activities
Net cash provided from used by investing activities	—	—

Cash Flows From Financing Activities
Proceeds from private placement		100,000
Proceeds from convertible notes	100,000	10,000
Proceeds from related party advances	—	101,000
Net cash provided from financing activities	100,000	211,000

Increase (decrease) in cash and cash equivalents	(458)	25,433

Cash at beginning of year	57,632	67,025
Cash at end of period	$57,174	$92,458

SUPPLEMENTAL DISCLOSURES
Interest paid	$—	$—
Income taxes paid	$—	$—

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
Derivative liability associated with debt discount	$51,009	$7,915
Derivative liability associated with warrants	$143,323	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2021 and 2020

Note 1 – Description of Business and Basis of Presentation

Organization and Nature of Business:

Qrons Inc.  (“Qrons” or the “Company”) was incorporated under the laws of the State of Wyoming on August 22, 2016 under the name BioLabMart Inc. and changed its name to Qrons Inc., effective August 8, 2017.

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

Research and Development Costs: The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, Research and Development. Research and development costs were $32,262 and $207,900 for the nine-month periods ended September 30, 2021 and 2020, respectively.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2021 and 2020

Note 2 – Summary of Significant Accounting Policies (continued)

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred. The Company incurred $18,107 and $24,307 in advertising and marketing costs during the nine-month periods ended September 30, 2021 and 2020, respectively.

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

Stock Based Compensation and Other Share-Based Payments: The Company records stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation, using the fair value method on grant date. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the equity instruments issued. The expense attributable to the Company’s directors is recognized over the period the amounts are earned and vested, and the expense attributable to the Company’s non-employees is recognized when vested, as described in Note 11, Stock Plan.

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

The following table provides a summary of the fair value of the Company’s derivative liabilities as of September 30, 2021 and December 31, 2020:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of September 30, 2021:
Liabilities
Derivative liabilities	$-	$-	$351,694

As of December 31, 2020:
Liabilities
Derivative liabilities	$-	$-	$154,485

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2021 and 2020

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

The table below reflects the potentially dilutive securities at each reporting period which have been included in the computation of diluted net loss per share:

	September 30, 2021	December 31, 2020
Research warrants at 3% of issued and outstanding shares	398 694	398 694
Convertible notes	568,184	445,400
Series A preferred shares	700	700
Stock options vested	3,185,000	3,243,333
Stock options not yet vested	-	33,333
Stock purchase warrants	295,000	180,000
Total	4,447,578	4,301,460

New Accounting Pronouncements: Certain new accounting pronouncements that have been issued are not expected to have a material effect on the Company’s financial statements.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2021 and 2020

Note 3 – Going Concern

The Company has experienced net losses to date and has not generated revenues from operations. While the Company raised proceeds of $100,000 during the nine months ended September 30, 2021 through issuance of a convertible promissory note, and $211,000 during the year ended December 31, 2020 by way of private placement offerings to accredited investors, loans and advances from its officers and directors and third-party short term loans, it does not believe its resources will be sufficient to meet its operating and capital needs beyond the second quarter of 2022. The Company expects it will require additional capital to fully implement the scope of its proposed business operations, which raises substantial doubt about its ability to continue as a going concern. The Company will have to continue to rely on equity and debt financing, and continued support from its officers and directors. There can be no assurance that financing, whether debt or equity, will be available to the Company in the amount required at any particular time or for any particular period or, if available, that it can be obtained on favorable terms. In addition, if the Company is unable to obtain adequate financing due to the continued effect of COVID-19 on the capital markets, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations.

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

Note 4 – Convertible Note – Related Party and Derivative Liabilities

On September 1, 2016, the Company entered into a convertible debenture agreement with Decagon LLC, doing business as CubeSquare, LLC (“CubeSquare”), of which its Chief Executive Officer is the managing partner and its President is a 25% owner of CubeSquare. The Company received proceeds of $10,000 during fiscal 2016 (“Note 1”). The note bears interest at 8% per annum and was due on September 1, 2017. Interest accrues from September 1, 2016 and is payable on maturity. Interest is payable, at the lender’s option, in cash or common stock. Any portion of the loan and unpaid interest is convertible at any time at the option of CubeSquare into shares of common stock of the Company at a conversion price of the greater of (i) $0.0625 per share if the Company’s shares are not trading on a public market and; (ii) in the event the Company’s shares are listed for trading on a public market, the conversion price shall be equal to a 50% discount to  the average of the five  lowest trading prices during the previous twenty trading days prior to the date of the notice of conversion from the lender.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2021 and 2020

Note 4 – Convertible Note – Related Party and Derivative Liabilities (continued)

On September 29, 2017, the Company and CubeSquare amended Note 1 to extend the maturity date from September 1, 2017 to September 1, 2018; on September 9, 2018, the Company further amended Note 1 to extend the maturity date to September 1, 2019; on November 6, 2019, the Company further amended Note 1 to extend the maturity date to September 1, 2020; on October 30, 2020, the Company further amended Note 1 to extend the maturity date to September 1, 2021; and on October 7, 2021, the Company further amended Note 1 to extend the maturity date to September 1, 2022 under the same terms and conditions.

On September 27, 2017, the Company entered into a second convertible debenture agreement with CubeSquare under which the Company received proceeds of $15,000 (Note 2). Note 2 bears interest at 8% per annum and was due on September 27, 2018. Interest accrues from September 27, 2017 and is payable on maturity.   Any portion of the principal and unpaid interest under the note is convertible at any time at the option of CubeSquare  into shares of common stock of the Company at a conversion price equal to a 50% discount to the average of the five lowest trading prices during the previous twenty trading days prior to the date of the notice of conversion from CubeSquare. On September 9, 2018, Note 2 was amended to extend the maturity date to September 27, 2019. On November 6, 2019, Note 2 was amended to extend the maturity date to September 27, 2020 ; on October 30, 2020 Note 2 was amended to extend the maturity date to September 27, 2021; and further on October 7, 2021 Note 2 was amended to extend the maturity date to September 27, 2022.

The Company analyzed the amendment to Note 1 and Note 2 under ASC 815-10-15-83 and concluded that the conversion feature within these two convertible Notes meet the definition of a derivative. The Company estimated the fair value of the derivative at each report date using the Black-Scholes valuation model to value the derivative liability related to the variable conversion rate.

The carrying value of these convertible notes is as follows:

	September 30, 2021	December 31, 2020
Face value of certain convertible notes	$25,000	$25,000
Carrying value	$25,000	$25,000

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest on the convertible notes	$504	$507	$1,496	$1,510

As of September 30, 2021 and December 31, 2020, the unpaid interest balance under Accounts payable and accrued liabilities – related party was $8,945 and $7,449, respectively.

As a result of the application of ASC 815, the fair value of the derivative liability associated with the conversion feature is summarized as follows:

Balance at December 31, 2019	$37,182
Change in fair value	24,500
Balance at December 31, 2020	61,682
Change in fair value	16,927
Balance at September 30, 2021	$78,609

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2021 and 2020

Note 4 – Convertible Note – Related Party and Derivative Liabilities (continued)

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of September 30, 2021 and December 31, 2020 and the commitment date:

	Commitment Date	December 31, 2020	September 30, 2021
Expected dividends	0	0	0
Expected volatility	101% ~103%	316% ~ 333%	306% ~ 320%
Expected term	0.92 ~ 1 year	0.74 year	1 year
Risk free interest rate	1.33%	0.09%	0.09%

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

The carrying value of these convertible notes is as follows:

	September 30, 2021	December 31, 2020
Face value of certain convertible notes	$80,000	$80,000
Less: unamortized discount	(9,571)	(36,364)
Carrying value	$70,429	$43,636

Interest expenses associated with the convertible notes are as follows:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2021	2020	2021	2020
Amortization on debt discount	$9,029	$9,030	$26,793	$26,350
Interest on the convertible notes	1,916	1,915	4,485	5,296
Total	$10,945	$10,925	$31,278	$31,646

As of September 30, 2021 and December 31, 2020, the unpaid interest balance under Accounts payable and accrued liabilities was $11,858 and $7,373, respectively.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2021 and 2020

Note 5 – Convertible Note and Derivative Liabilities (continued)

(1) 8% Convertible notes with warrants issued in December 2019 and February 2020 (continued)

The convertible notes qualify for derivative accounting and bifurcation under ASC 815. The derivative liability of the $80,000 convertible notes was calculated using the Black-Scholes pricing model to be $72,689.

As a result of the application of ASC 815, as of September 30, 2021 and 2020, the fair value of the derivative liability associated with the conversion feature is summarized as follows:

Balance at December 31, 2019	$52,185
Derivative addition associated with convertible notes	7,915
Change in fair value	32,703
Balance at December 31, 2020	92,803
Change in fair value	6,972
Balance at September 30, 2021	$99,755

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2020 and September30, 2021 and the commitment date:

	Commitment Date	December 31, 2020	September 30, 2021
Expected dividends	0	0	0
Expected volatility	154% ~173%	280% ~296%	179%~215%
Expected term	2.10 years	1.05 ~ 1.25 years	0.33 ~ 0.47 years
Risk free interest rate	1.42 ~ 1.65%	0.10%	0.04%

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

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2021 and 2020

Note 5 – Convertible Note and Derivative Liabilities (continued)

(2) 8% Convertible note with warrants issued on June 15, 2021

The Company valued the embedded default derivative liability of the Note and the Warrant liability, including the full ratchet reset feature, using Monte Carlo models.

The carrying value of the Note is as follows:

	September 30, 2021	June 15, 2021
Face value of certain convertible notes	$115,000	$115,000
Less: unamortized discount	(81,524)	(115,000)
Carrying value	$33,476	$-

Interest expenses associated with the conversion is as follows:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2021	2020	2021	2020
Amortization on debt discount	$28,750	$-	$33,476	$-
Day one loss associated with derivative liability	79,332	-	79,332	-
Interest on the convertible notes	2,319	-	2,697	-
Total	$110,401	$-	$115,505	$-

As a result of the application of ASC 815 as of September 30, 2021 and June 15, 2021, the fair value of the derivative liability associated with the conversion feature is summarized as follows:

Derivative liability associated with convertible note on commitment date	$51,009
Derivative liability associated with warrants on commitment date	143,323
Derivative liability at June 15, 2021	194,332
Change in fair value – convertible note	(21,165)
Change in fair value – warrants	163
Balance at September 30, 2021	$173,330

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of September 30, 2021 and the commitment date:

Convertible note:	Commitment Date	September 30, 2021
Expected dividends	0	0
Expected volatility	307.10%	211.7%
Expected term	1 years	0.71 years
Risk free interest rate	0.18%	0.23%

Warrants;	Commitment Date	September 30, 2021
Expected dividends	0	0
Expected volatility	201.70%	200.60%
Expected term	5 years	4.71 years
Risk free interest rate	0.65%	0.67%

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2021 and 2020

Note 6 – Unsecured Short-Term Advance from Third Party

On June 20, 2019, the Company received $100,000 from a third party in the form of an unsecured, demand, non-interest-bearing, short-term advance to meet its operating needs. The advance remains outstanding at September 30, 2021 and December 31, 2020.

Note 7 – Related Party Transactions

(1) Demand Loan from related party

On May 1, 2019, the Company issued a promissory note (the “Note”) to CubeSquare in the principal amount of $50,000. The Note bears interest at the rate of 8% per annum and is due and payable by the Company upon demand from CubeSquare. We recorded interest expenses of $1,008 and $2,991 for the three and nine months ended September 30, 2021, respectively.  We recorded interest expenses of $1,008 and $3,003 for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021 and December 31, 2020, the unpaid interest balance under Accounts payable and accrued liabilities – related party was $9,665 and $6,674, respectively.

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

(3) Others

Jonah Meer, the Company’s Chief Executive Officer, made payments to various vendors during the years ended December 31, 2019 and 2020. The balance payable to Mr. Meer of $21,068 and $28,475 is reflected in accounts payable, related party as of September 30, 2021 and December 31, 2020, respectively.

During the year ended December 31, 2019, Ido Merfeld, the Company’s President, made payments to various vendors in the aggregate amount of $1,169.  The balance payable to Mr. Merfeld of $1,169 is reflected in accounts payable, related party as of September 30, 2021 and December 31, 2020.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2021 and 2020

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

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2021 and 2020

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

The Company recorded $18,750 as license fees during the nine months ended September 30, 2021, and 2020 with respect to such annual fee.

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

Note 10 – Commitments

(1)  Science Advisory Board Member Consulting Agreements (the “Consulting Agreements”)

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

September 30, 2021 and 2020

Note 10 – Commitments (continued)

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

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2021 and 2020

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

The following table is the recognized compensation in respect of the above stock option compensation ((a) and (b)) which amount has been allocated as below:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2021	2020	2021	2020
Research and development expenses	$-	$19,840	$6,200	$117,111

As of September 30, 2021 and December 31, 2020, total unrecognized compensation remaining to be recognized in future periods totaled $0 and $6,100, respectively.

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

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2021 and 2020

Note 11 – Stock Plan (continued)

(c) Stock Options granted to Officers: (continued)

There was no compensation recognized in the three and nine months ended September 30, 2021 and 2020 related to stock option grants.  As of September 30, 2021 and December 31, 2020, there was no unrecognized compensation remaining to be recognized in future periods.

The fair value of each option award referenced above is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions at the measurement date(s):

Measurement date
Dividend yield	0%
Expected volatility	114.69 ~ 186.80%
Risk-free interest rate	0.39% ~ 2.68%
Expected life (years)	3 ~ 5
Stock Price	$0.38 ~ 2.80
Exercise Price	$0.40 ~ 2.00

A summary of the activity for the Company’s stock options at September 30, 2021 and December 31, 2020, is as follows:

	September 30, 2021			December 31, 2020
		Weighted Average Exercise	Weighted Average Remaining Contractual Life		Weighted Average Exercise	Weighted Average Remaining Contractual Life
	Shares	Price	(in years)	Shares	Price	(in years)
Outstanding, beginning of period	3,276,666	$2	3.28	2,515,000	$1.98	3.78
Granted	-	-	-	800,000	$2	-
Exercised	-	-	-	-	$-	-
Canceled/forfeited	(91,666)	$2	-	(38,334)	$2	-
Outstanding, end of period	3,185,000	$2	3.08	3,276,666	$2	3.28
Options exercisable, end of period	3,185,000	$2	2.59	3,243,333	$2	3.28
Options expected to vest, end of period	-	$-	-	33,333	$2	2
Weighted average fair value of options granted		$1.98			$1.98

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2021 and 2020

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

There was a total of 2,000 shares of Series A Preferred Stock issued and outstanding as of September 30, 2021 and December 31, 2020.

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

There was a total of 13,289,789 shares of common stock issued and outstanding as of September 30, 2021 and December 31, 2020.

Common Stock Purchase Warrants

As of September 30, 2021 and December 31, 2020, the following common stock purchase warrants were outstanding:

	Warrants		Weighted Average Exercise Price
Outstanding – December 31, 2019	70,000	(1)	$1.00
Granted	110,000	(2)(3)	1.00
Canceled/forfeited	-		-
Exercised	-		-
Outstanding – December 31, 2020	180,000		1.00
Outstanding – December 31, 2020	180,000		1.00
Granted	115,000	(4)	$1.00
Canceled/forfeited	-		-
Exercised	-		-
Outstanding –September 30, 2021	295,000		$1.00

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2021 and 2020

Note 12 – Capital Stock (continued)

Common Stock Purchase Warrants (continued)

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

(4) On June 15, 2021, the Company granted a convertible note holder a warrant to purchase 115,000 shares of common stock at an exercise price of $1.00 subject to adjustments for full ratchet resets for dilutive issuances at lower prices.

The fair value of the outstanding common stock purchase warrants was calculated using the Black-Scholes option-pricing model with the following assumptions at the measurement date(s):

Measurement date
Dividend yield	0%
Expected volatility	97.90~20.70%
Risk-free interest rate	0.16 ~ 1.72%
Expected life (years)	2.71 ~ 5.00
Stock Price	$0.25 ~ $0.99
Exercise Price	$0.40 ~ $1.00

Note 13 – Subsequent Events

The Company has evaluated events for the period from September 30, 2021 through the date of the issuance of these financial statements and determined that there are no additional  events requiring disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains predictions, estimates and other forward-looking statements relating to future events or our future financial performance. In some cases, you   can identify forward-looking statements by terminology such as “may,” “should,” “intends,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors  including the risks set forth in the section entitled “Risk Factors” in our Post-Effective Amendment No. 1 to our Registration Statement on Form S-1, as filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2018, that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements

Forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Report. You should read this Report with the understanding that our actual future results may be materially different from what we expect.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements for the three and nine months ended September 30, 2021 and the notes thereto appearing elsewhere in this Report and the Company’s audited financial statements for the fiscal year ended December 31, 2020, as filed with the SEC in its Annual Report on Form 10-K on March 31, 2021, along with the accompanying notes. As used in this Quarterly Report, the terms “we,” “us,” “our” and the “Company” means Qrons Inc.

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

Plan of Operations

We are an innovative biotechnology company dedicated to developing biotech products, treatments and technologies that create a platform to combat neuronal diseases. We seek to engage in strategic arrangements with companies and institutions that are developing breakthrough technologies in the fields of artificial intelligence and machine learning, molecular biology, stem cells and tissue engineering, for deployment in the fight against neuronal diseases. Our search is focused on researchers based in Israel, a country which is world-renowned for biotech innovations.

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

Results of Operations

Three Months Ended September 30, 2021 and September 30, 2020

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future.

Net Loss

We had a net loss of $79,880 in the three months ended September 30, 2021 compared to a net loss of $153,933 in the three months ended September 30, 2020, as follows:

	For the Three Months Ended
	September 30,
	2021	2020

Net sales	$-	$-

Operating expenses:
Research and development expenses	9,076	33,441
Professional fees	11,868	9,010
General and administrative expenses	9,363	20,977
Total operating expenses	30,307	63,428

Loss from operations	(30,307)	(63,428)

Other income (expense)
Interest expense	(43,526)	(12,460)
Change in derivative liabilities	(6,047)	(78,045)
Total other income (expense)	(49,573)	(90,505)

Net loss	$(79,880)	$(153,933)

Operating Expenses

Total operating expenses for the three months ended September 30, 2021 were $30,307 compared to total operating expenses of $63,428 for the three months ended September 30, 2020. The decrease in operating expenses during the three months ended September 30, 2021 is due to a decrease in research and development expenses from $33,441 for the three months ended September 30, 2020 to $9,076 for the three months ended September 30, 2021, and a decrease in general and administrative expenses from $20,977 during the three months ended September 30, 2020 to $9,363 for the three months ended September 30, 2021, offset by a small increase in professional fees from $9,010 for the three months ended September 30, 2020 to $11,868 for the three months ended September 30, 2021. During the three months ended September 30, 2020, the Company incurred $33,441 of  research and development expenses which included service fees related to certain research and development agreements of $19,840, legal and filing fees related to patents of $5,610 and technology licensing fees of $7,991 as compared to $9,076 in research and development fees for the three months ended September 30, 2021 which includes licensing fees of $6,250 and software license and equipment costs of $2,826. The decrease in general and administrative expense during the three months ended September 30, 2021 was primarily due to a decrease in overall operating activities during the three months ended September 30, 2021.

Other Income (Expense)

Other expense in the three months ended September 30, 2021 was $49,573, which included a loss of $6,047 as a result of the change in value of derivative liabilities, and interest expense of $43,526 which is comprised of accretion of convertible notes of $37,779 and accrued interest on convertible notes payable of $5,747. Other expense in the three months ended September 30, 2020 was $90,505, which included a loss of $78,045 as a result of the change in value of derivative liabilities, and interest expense of $12,460 which is comprised of accretion of convertible notes of $8,931 and accrued interest on convertible notes payable of $3,529.

Nine Months Ended September 30, 2021 and September 30, 2020

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future.

Net Loss

We had a net loss of $280,615 in the nine months ended September 30, 2021 compared to a net loss of $410,796 in the nine months ended September 30, 2020, as follows:

	For the Nine Months Ended
	September 30,
	2021	2020

Net sales	$-	$-

Operating expenses:
Research and development expenses	32,262	207,900
Professional fees	35,808	39,526
General and administrative expenses	43,398	48,528
Total operating expenses	111,468	295,954

Loss from operations	(111,468)	(295,954)

Other income (expense)
Interest expense	(166,270)	(39,559)
Change in derivative liabilities	(2,877)	(75,283)
Total other income (expense)	(169,147)	(114,842)

Net loss	$(280,615)	$(410,796)

Operating Expenses

Total operating expenses for the nine months ended September 30, 2021 were $111,468 compared to total operating expenses of $295,954 for the nine months ended September 30, 2020. The decrease in operating expenses during the nine months ended September 30, 2021 is due to substantially decreased research and development activities as a result of the impact of COVID 19. During the nine months ended September 30, 2021, the Company incurred $32,262 of  research and development expenses which included service fees related to certain research and development agreements of $6,200, technology licensing fees of $18,750, software licensing fees of $6,826 and purchases of expendable lab supplies and equipment of $486, compared to $207,900 of  research and development expenses which included payroll of $79,274,  service fees related to certain research and development agreements of $124,820, a credit offsetting prior accrued fees associated with a sponsored research agreement of $26,809, legal and filing fees related to patents of $6,197, purchases of expendable lab supplies and equipment of $445 and technology licensing fees of $23,973, during the nine months ended September 30, 2020. The Company incurred general and administrative expenses of $43,398 for the nine months ended September 30, 2021 compared to general and administrative expenses of $48,528 for the nine months ended September 30, 2020. Professional fees were $35,808 for the nine months ended September 30, 2021, which reflect a slight decrease in legal and audit fees compared to professional fees of $39,526 during the nine months ended September 30, 2020.

Other Income (Expense)

Other expense in the nine months ended September 30, 2021 was $169,147, which included a loss of $2,877 as a result of the change in value of derivative liabilities, and interest expense of $166,270, which is comprised of accretion of convertible notes of $60,269, financing costs of $94,332 and accrued interest on convertible notes payable of $11,669. Other expense in the nine months ended September 30, 2020 was $114,842 and included a loss of $75,283 as a result of the change in value of derivative liabilities, and interest expense of $39,559 which is comprised of accretion of convertible notes of $26,350, financing costs of $3,400 and accrued interest on convertible notes of $9,809.

Operating Activities

Net cash used in operating activities was $100,458 for the nine months ended September 30, 2021 compared to $185,567 for the nine months ended September 30, 2020.  Net cash used in operating activities for the nine months ended September 30, 2021 was primarily the result of  net loss, offset by non-cash items, including compensation in the form of stock options for research and development expense of $6,200,  accretion of debt discount of $60,269, an increase  from the change in  derivative liabilities of $2,877, non-cash interest expense of $94,332 and changes to  operating assets and liabilities, including an increase to prepaid expenses of $2,000, an increase to accounts payable of $22,399 and a decrease to accounts payable-related parties of $3,920.  Net Cash used in operating activities for the nine months ended September 30, 2020 was primarily the result of  net loss, offset by non-cash items including compensation in the form of stock options for research and development expense totalling $117,111, warrants granted as financing costs valued at $3,400, accretion of debt discount of $26,350, a loss from the change  in derivative liabilities of $75,284 and changes to operating assets and liabilities, including a decrease to prepaid expenses of $54,522, a decrease to accounts payable of $62,483 and an increase to accounts payable-related parties of $11,045.

Investing Activities

There were no investing activities during the nine months ended September 30, 2021 and 2020.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2021 totaled $100,000 in proceeds from convertible notes. Net cash provided by financing activities during the nine months ended September 30, 2020 totaled $211,00, which was comprised of $101,000 in proceeds from related parties in the form of short-term advances from its officers $100,000 in proceeds from a private placement and $10,000 in proceeds from a convertible note.

Liquidity and Capital Resources

As of September 30, 2021, we had cash of $57,174 and prepaid expenses totalling $2,000. We are in the early stage of development and have experienced net losses to date and have not generated revenue from operations which raises substantial doubt about our ability to continue as a going concern. There are a number of conditions that we must satisfy before we will be able to commercialize potential products and generate revenue, including successful development of product candidates, which includes clinical trials, FDA approval, demonstration of effectiveness sufficient to generate commercial orders by customers, establishing production capabilities as well as effective marketing and sales capabilities for our product. We do not currently have sufficient resources to accomplish any of these conditions necessary for us to generate revenue and expect to incur increasing operating expenses. We will require substantial additional funds for operations, the service of debt and to fund our business objectives. There can be no assurance that financing, whether debt or equity, will be available to us in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms favorable to us. If additional funds are raised by the issuance of equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing stockholders. We currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources.

As we monitor the full impact of the COVID-19 outbreak, we continue exploring sources of debt and equity financings as well as available grants. We are currently exploring and are in discussions for potential strategic alternatives in the biotechnology field which could advance our MSCs and neurodegenerative research.  There can be no assurance the necessary financing will be available or that a suitable strategic partner will be identified. In such event, we may explore relationships with third parties to develop or commercialize products or technologies that we have not previously sought to develop or commercialize, decide to exit our existing business, cease operations altogether or pursue an acquisition of our company. However, without additional financing, we do not believe our resources will be sufficient to meet our operating and capital needs beyond the second quarter of 2022.

Quick Capital Financing

On June 15, 2021, the Company entered into a note purchase agreement with Quick Capital, LLC, a Wyoming limited liability company (“Quick Capital”), pursuant to which the Company issued Quick Capital a twelve-month convertible promissory note in the principal amount of $115,000 (the “Note”) for a $100,000 investment, which included an original issuance discount of 10% and a $3,500 credit for Quick Capital’s legal and transaction costs. In connection with the Note issuance, Quick Capital was also issued a five-year warrant (the “Warrant”) to purchase up to an aggregate of 115,000 shares of the Company’s common stock at an exercise price of $1.00 per share (the “Warrant Shares”). If there is no effective registration statement covering the Warrant Shares, Quick Capital may exercise the Warrant on a cashless basis. The Note is convertible into shares of common stock at a conversion price of $0.50 per share. The Note may not be converted, and the Warrant may not be exercised if after giving effect to such conversion or exercise, as the case may be, Quick Capital and its affiliates would beneficially own more than 4.99% of the outstanding common stock of the Company. For twelve months following the issuance of the Quick Note, Quick Capital will have the right of first refusal to participate in future financings proposed to the Company on the same terms and participation rights to purchase up to $115,000 of securities in other offerings. The conversion price of the Note will be reduced if the Company issues common stock or grants derivative securities for consideration at a price less than the conversion price to the amount of the consideration of such dilutive issuance.  The Note contains certain restrictive covenants limiting the Company’s ability to make distributions or dividends, repurchase its securities, incur debt, sell assets, make loans, or engage in exchange offers. If an event of default (as described in the Note) occurs, the Note will become immediately due and payable in an amount equal to 150% of the then outstanding principal amount of the Note plus any interest or amounts owing to Quick Capital. Quick Capital is entitled to the same terms of future financings of the Company that are more favourable than the terms of the Quick Note.

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

Research and Development Costs: The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, Research and Development. Research and development costs were $32,262 and $207,900 for the nine-month periods ended September 30, 2021 and 2020, respectively.

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

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred. The Company incurred $18,107 and $24,307 in advertising and marketing costs during the nine months ended September 30, 2021 and September 30, 2020, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of September 30, 2021, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

QRONS INC.

Date: November 15, 2021	By:	/s/ Jonah Meer
Jonah Meer
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)