Form 10-K
period 2021-12-31
Qrons Inc.
filed 2022-03-11
CIK 1689084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File Number: 000-55800

QRONS INC.
(Exact name of registrant as specified in its charter)

Wyoming	81-3623646
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28-10 Jackson Avenue #26N

Long Island City, New York 11101

(Address of principal executive office)

Registrant’s telephone number, including area code: (212)-945-2080

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,489,801

As of March 9, 2022, there were 13,289,789 shares of the registrant’s common stock outstanding.

PART I

Item 1. Business

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “registrant,” “we,” “our” or “us” refer to Qrons Inc. unless the context otherwise indicates.

Forward-Looking Statements

This Report contains predictions, estimates and other forward-looking statements that relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Annual Report. You should read this Report and the documents that we have filed as exhibits to this Report completely and with the understanding that our actual future results may be materially different from what we expect.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by applicable law.

Overview

We were incorporated under the laws of the State of Wyoming on August 22, 2016, as BioLabMart Inc. and changed our name to Qrons Inc. on August 8, 2017.

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

To date, the Company has collaborated with universities and scientists in the fields of regenerative medicine, tissue engineering and 3D printable hydrogels to develop a treatment that integrates proprietary, engineered mesenchymal stem cells (“MSCs”), 3D printable implant, smart materials and a novel delivery system. The Company has developed two product candidates for treating penetrating and non-penetrating (concussion-like) traumatic brain injuries (“TBIs”), both integrating proprietary, anti-brain inflammation synthetic hydrogel and modified MSCs. QS100TM is an injury specific, 3D printable, implantable MSCs-synthetic hydrogel, to treat penetrating brain injuries and QS200TM is an injectable MSCs-synthetic hydrogel for the treatment of diffused injuries commonly referred to as concussions.

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

The Company’s common stock has traded on the OTCQB Venture Market since August 12, 2019 under the symbol “QRON”.

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

Services agreements which the Company had with Ariel related to laboratory access, molecular biology and neurobiology research and other services terminated at the end of April 2020.

Business Description

The Company’s initial focus has been traumatic brain injury (“TBI”), a severe form of neuronal damage caused by powerful head impacts. Patients can experience transient symptoms, profound disability or death. TBI is generally caused by violent acts, motor vehicle accidents, falls and sports-related concussions.

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

TBI patients can become blind, deaf, paralyzed and experience cognitive and psychological issues. There is also evidence that TBI patients may be more likely to develop Alzheimer’s, Huntington’s, Parkinson’s and other neurodegenerative diseases. Repeated head injuries may induce brain pathologies associated with chronic traumatic encephalopathy (“CTE”) a neurodegenerative disease associated with multiple head injuries. CTE is often discovered in athletes, post-mortem.

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

QS100TM has demonstrated astrogliosis inhibition and induction of neuronal differentiation in our in-vivo animal experiment penetrating injury animal model. QS200TM research has been completed and has shown efficacy for concussions and diffused brain injuries.

We believe that QS100TM’s advances provide a superior stem cells/synthetic hydrogel integration which will enable the unleashing of a precise, effective and controlled delivery of our proprietary MSCs so as to induce neuronal growth.

Although TBI and neuronal diseases occur in different regions and display different causes or origins, they share common cellular and molecular mechanisms. Building on the Company’s activities in its research activities for TBI’s and its activities and interactions in Israel, the Company has expanded its proprietary TBI research, to create a platform making use of synergic technologies to combat a broader range of additional neuronal diseases.

The nervous system is comprised of the brain, spinal cord and nerves. Together they control all of the workings of the body. When something goes awry with a part of the nervous system, one can experience difficulties with movement, speech, swallowing, breathing or learning. Problems may also develop that affect memory, senses or mood.

Four decades of intense research and development efforts have failed to yield effective interventions for neuronal diseases. The lack of success in the search for a drug or treatment to improve the devastating symptoms of chronic neuronal diseases has been one of modern medicine’s greatest frustrations.

The lack of effective therapies for neuronal diseases creates an enormous social and economic burden on society.

Major types of neuronal diseases include:

•	Diseases caused by faulty genes, such as Huntington’s disease and muscular dystrophy nervous system development disorder, such as spina bifida;

•	Degenerative diseases, where nerve cells are damaged or die, such as Parkinson’s disease and Alzheimer’s disease;

•	Diseases of the blood vessels supplying the brain, such as stroke;

•	Injuries to the spinal cord and brain;

•	Seizure disorders, such as epilepsy;

Although these diseases occur in different regions and display different causes or origins, they share common cellular and molecular mechanisms.

Our Mission and Approach

Our goal is to develop and license biotech products, treatments and technologies through the creation of a platform to combat neuronal diseases. Our approach is to seek to marshal and leverage the remarkable advances made in the fields of AI, ML, molecular biology, stem cells and tissue engineering for deployment in the fight against neuronal diseases. We seek to accomplish this through development, acquisitions and investments.

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

Continued growth of the global neurological disorder drugs market has been projected and can be attributed to the rise in prevalence of neurology diseases among the geriatric population across the globe and is expected to substantially increase as the population ages.

The market for TBI, which has been the Company’s focus to date, has been analyzed by the Center for Disease Control and Prevention (the “CDC”), which sees TBI as a major cause of death and disability in the United States with TBI contributing about 30% of all injury deaths. According to the CDC, in 2017 there were approximately 61,000 deaths in the United States from injuries that include TBI, with children ages 0-17 accounting for 4.5% of those deaths. In 2014, about approximately 2.87 million TBI-related emergency department visits, hospitalizations, and deaths occurred in the United States including over 837,000 among children. In 2017, TBI was a diagnosis in approximately 224,000 hospitalizations with children ages 0-17 accounting for approximately 7.8%. CDC data indicates that the economic cost of TBI in 2010, including direct and indirect medical costs, is estimated to be approximately $76.5 billion. According to the European CENTER, the global annual burden of TBI was estimated at $400 billion.

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

On April 9, 2018, the Company filed a provisional patent application with the USPTO entitled ‘Techniques for Promoting Neuronal Recovery” and on January 22, 2019, filed a second application that included further technological developments and data. In addition, on April 7, 2019, the Company filed a Patent Cooperation Treaty (“PCT”) application with the World Intellectual Property Organization to allow the Company to file patent applications and seek protection in most major market countries throughout the world. On September 23, 2020, the Company filed with the USPTO the US National Phase of its international PCT application thereby initiating its application for a United States Patent.

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

Government Regulation

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing, and distribution of drug products, including biologics, are subject to extensive regulation by the FDA and other regulatory authorities in the United States. We are not permitted to market any biological drug product in the United States until we receive a Biologics License from the FDA. We have not previously submitted a Biologics License Application (“BLA”) to the FDA, or similar approval filings to comparable foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe, pure, and potent for each desired indication. The BLA must also include significant information regarding the chemistry, manufacturing, and controls for the product, and the manufacturing facilities must complete a successful pre- license inspection. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. The FDA may also require a panel of experts, referred to as an Advisory Committee, to deliberate on the adequacy of the safety and efficacy data to support licensure. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain licensure of the product candidates based on the completed clinical trials. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive, and lengthy, and approval may not be obtained.

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

FDA Review, Clearance and Approval Process

In the US, an Investigational New Drug application (“IND”) or BLA is required for nearly all new drugs or biologics entering clinical trials. The IND or BLA comprises three sections: chemistry and manufacturing controls (“CMC”), clinical study design, and nonclinical studies. The nonclinical studies section mainly concerns safety and toxicity in animals using the clinically intended route of administration and a product very similar, if not identical, to that which will be used in the clinic. This section typically includes a description of efficacy studies in relevant disease models. The CMC section pertains to manufacturing processes and quality control systems for ensuring consistency and the absence of potentially deleterious agents in the final product. Each of the sections of the IND or BLA must provide reviewers with a sufficient amount of detail to determine the potential safety of any product before allowing evaluation in humans.

The regulatory route for licensure of an eventual product based on MSCs will likely require a BLA as opposed to a New Drug Application (“NDA”), the latter which generally pertains to drugs of well-defined composition. Within the FDA there are two centers responsible for oversight and approval of new drugs, The Center for Biologics Evaluation and Research (“CBER”) and the Center for Drug Evaluation and Research (“CDER”). Jurisdictional oversight of biologics generally falls to CBER: with important exceptions for less complex entities, such as monoclonal antibodies and recombinant proteins. Therefore, the complexity of MSCs whether wholly or partially fractioned, likely will place it under the review of CBER.

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

Phase 3 trials are the final step before seeking FDA approval. During phase 3, researchers try to confirm previous findings in a larger population. These studies usually last from 2 to 10 years and involve thousands of patients across multiple sites. These studies are used to demonstrate further safety and effectiveness and to determine the best dosage. Despite the intense scrutiny a product receives before undergoing expensive and extensive phase 3 testing, approximately 10% of medications fail in phase 3 trials.

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

Research and Development

During the years ended December 31, 2021 and December 31, 2020, we incurred research and development costs of $258,297 and $258,620, respectively.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

For risks relating to our operations, see “Risk Factors” contained in our prospectus filed with the S-1 on January 14, 2022.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company’s principal executive office is located at 28-10 Jackson Avenue #26N, Long Island City, New York 11101in space currently provided by the Company’s Chief Executive Officer at no cost. The Company believes that this space is adequate for its current needs.

Item 3. Legal Proceedings

There are no pending legal proceedings to which we are a party or in which any director, officer or affiliate of ours, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are quoted on the OTCQB under the symbol “QRON”. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

The last reported sales price of our common stock on the OTCQB on March 9, 2022 was $0.50.

Holders

As of March 9, 2022, there were 36 stockholders of record of our common stock.

Dividends

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2021:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-		-	-

Equity compensation plans not approved by security holders (1)	4,098,332	(2)	$2.00	-

_____________

(1) On December 14, 2016, the Board adopted the Plan as described in Item 10 of this Annual Report on Form 10-K. 10,000,000 shares are reserved for issuance under the Plan.

(2)  Represents (i) five-year options granted to each of Jonah Meer and Ido Merfeld to purchase an aggregate of 1,600,000 shares of common stock at $2.00 per share (ii) three-year options to purchase an aggregate of 6,666 shares of common stock at $2.00 per share granted to each of Motti Ratmansky and Albert Pinhasov, each a Science Advisor, (iii) three-year option to purchase 15,000 shares of common stock at $0.40 per share to Yitshak Francis, a former Science Advisor, (iv) three-year option to purchase an aggregate of 20,000 shares of common stock at $2.00 per share to Chenfeng Ke, a Science Advisor, (v) three-year option to purchase an aggregate of 13,333 shares of common stock at $2.00 per share to Igor Korman, a Science Advisor, (vi) three-year option to purchase an aggregate of 66,667 shares of common stock at $2.00 to Matanel Tfilin, our former Head of Stem Cell Research (vii) five-year options to purchase an aggregate of 570,000 shares of common stock at $2.00 per share and three-year options to purchase an aggregate of 100,000 shares of common stock to Liat Hammer our Director of Research and Development, and (viii) three-year options to purchase an aggregate of 100,000 shares of common stock at $2.00 per share to Motti Ratmansky, a Science Advisor, as set forth in Note 11 to the financial statements under Item 8 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

Except as set forth below, there were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company.

On December 22, 2021, we granted a five-year option to purchase 325,000 shares of common stock, at an exercise price of $2.00 per share, to each of Jonah Meer and Ido Merfeld for services provided to the Company.

On December 22, 2021, we granted a five-year option to purchase 325,000 shares of common stock, at an exercise price of $2.00 per share, to Liat Hammer for research services provided to the Company.

The above issuances did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe is exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

Item 6. Selected Financial Data

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Annual Report. Actual future results may be materially different from what we expect. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by federal securities and any other applicable law.

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

Operating Expenses

For the years ended December 31, 2021 and 2020 we had the following operating expenses:

	For the Year ended December 31,
	2021	2020
Operating expenses:
Research and development expenses	$258,297	$258,620
Professional fees	48,332	47,560
General and administrative expenses	495,323	247,561
Total operating expenses	$801,952	$553,741

Total operating expenses for the year ended December 31, 2021 were $801,952 as compared to $553,741 for the year ended December 31, 2020. During the year ended December 31, 2021, the Company incurred $258,297 of research and development expenses which included service fees related to certain research and development agreements of $223,985, software fees of $8,826, technology licensing fees of $25,000 and purchases of expendable lab supplies and equipment of $486, as compared to $258,620 of research and development expenses which included payroll of $79,274, service fees related to certain research and development agreements of $167,548, a rebate of fees associated with a sponsored research agreement of $26,809, legal and filing fees related to patents of $6,196, software fees of $6,966, technology licensing fees of $25,000 and purchases of expendable lab supplies and equipment of $445 incurred during the year ended December 31, 2020. The Company incurred general and administrative expenses of $495,323 for the year ended December 31, 2021 compared to general and administrative expenses of $247,561 for the year ended December 31, 2020. The substantial increase in general and administrative expense during the year ended December 31, 2021  was primarily due to stock-based compensation costs of $435,570 related to the issuance of stock options to our officers and certain advisors, compared to $213,530 in stock-based compensation to officers and advisors in the year ended December 31, 2020.  Professional fees were $48,332 for the year ended December 31, 2021 compared to professional fees of $47,560 incurred during fiscal 2020. The increase in professional fees in the year ended December 31, 2021 was due to certain specialized costs incurred in connection with the filing of a registration statement on Form S-1 in the year ended December 31, 2021.

Other Income (Expense)

Other expenses were $266,032 in the year ended December 31, 2021, which included a loss of $57,140 as a result of the change in value of derivative liabilities and interest expense of $208,892, which is comprised of accretion of convertible notes of $98,049, financing costs of $94,332 and accrued interest on convertible notes payable of $16,511. Other expenses were $109,222 in the year ended December 31, 2020, which included a loss of $57,203 as a result of the change in value of derivative liabilities and interest expense of $52,019, which is comprised of accretion of convertible notes of $35,380, costs related to warrants issued in connection with certain convertible notes of $3,400, and accrued interest on convertible notes of $13,239.

Net Loss

We had a net loss of $1,067,984 in the year ended December 31, 2021 compared to a net loss of $662,963 in the year ended December 31, 2020 primarily due to an increase in general and administrative expenses and interest expenses, including financing costs, in the year ended December 31, 2021.

Statement of Cash Flows

The following table summarizes our cash flows for the period presented:

	For the Year ended December 31,
	2021	2020
Net cash (used by) operating activities	$(122,567)	$(220,393)
Net cash provided from (used by) investing activities	-	-
Net cash provided from financing activities	100,000	211,000
Increase (decrease) in cash and cash equivalents	$(22,567)	$(9,393)

During the year ended December 31, 2021 we used cash of $22,567 as compared to the year ended December 31, 2020, where we used cash of $9,393.

Cash Used in Operating Activities

Cash used in operating activities for the year ended December 31, 2021 was $122,667 as compared to $220,393 used in the year ended December 31, 2020.

Cash used in operating activities for the year ended December 31, 2021 was primarily the result of net loss of $1,067,984, offset by non-cash items including compensation in the form of stock options for research and development of $223,985, stock options granted for management and advisory services of $435,570, financing costs of $94,332, accretion of debt discount of $98,049, change in derivative liabilities of $57,140 and changes to our operating assets and liabilities of $36,341.

Cash used in operating activities for the year ended December 31, 2020 was primarily the result of net loss of $662,963, offset by non-cash items including compensation in the form of stock options for research and development of $159,839, stock options granted for management and advisory services of $213,530, warrants granted for financing costs of $3,400, accretion of debt discount of $35,380, change in derivative liabilities of $57,203 and changes to our operating assets and liabilities of $26,782.

Cash Provided by Investing Activities

There was no cash provided by investing activities for the years ended December 31, 2021 and 2020.

Cash Provided by Financing Activities

During the year ended December 31, 2021, net cash provided by financing activities totaled $100,000 in proceeds from convertible notes.

During the year ended December 31, 2020, financing activities provided cash of $211,000, which was comprised of proceeds from convertible notes of $10,000, related party advances of $101,000 and proceeds from private offerings of common stock of $100,000.

Liquidity and Capital Resources

As of December 31, 2021, we had cash of $35,065. We are in the early stage of development and have experienced net losses to date and have not generated revenue from operations which raises substantial doubt about our ability to continue as a going concern. There are a number of conditions that we must satisfy before we will be able to commercialize potential products and generate revenue, including identifying and establishing strategic partners and technologies for the successful development of product candidates, which includes clinical trials, FDA approval, demonstration of effectiveness sufficient to generate commercial orders by customers and licensing or acquiring intellectual property, as well as effective marketing and sales capabilities for our product. We do not currently have sufficient resources to accomplish any of these conditions necessary for us to generate revenue and expect to incur increasing operating expenses. We will require substantial additional funds for operations, the service of debt and to fund our business objectives. There can be no assurance that financing, whether debt or equity, will always be available to us in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms favorable to us. If additional funds are raised by the issuance of equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing stockholders. We currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources.

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

Offering

The Company filed a registration statement on Form S-1 with the SEC on January 11, 2022, to offer and sell up to 2,500,000 shares of common stock in a self-underwritten primary offering at a fixed price of $0.70 per share which was declared effective on January 11, 2022. To date, no shares have been sold and there can be no assurance that the Company will be successful in selling any of the shares being offered.

Covid-19 Pandemic

The COVID-19 pandemic has had an adverse impact on the research and development of our product candidates. Research facilities at Dartmouth were subject to closures as well as laboratories at Ariel in Israel. This resulted in our discontinuing our research at these Universities and was part of our decision to adjust our research to be collaborative and to seek aligning with third parties to advance our expanded goals. We do not currently know the full extent of potential delays of research in the future as a result of the continuing pandemic and the ultimate impact on us and our research relationships is currently uncertain.

COVID-19 has also caused significant disruptions to the global financial markets, which impacts our ability to raise additional capital and continues to impact the Company’s workforce and its collaborative development efforts.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, does not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. Our report from our independent registered public accounting firm for the fiscal year ended December 31, 2021 includes an explanatory paragraph stating the Company has recurring losses and limited operations which raise substantial doubt about its ability to continue as a going concern. If the Company is unable to obtain adequate capital. the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Research and Development Costs: The Company charges research and development costs to expense when incurred in accordance with ASC 730, “Research and Development”. Research and development costs were $258,297 for the year ended December 31, 2021. Research and development costs were $258,620 for the year ended December 31, 2020.

Stock-Based Compensation and Other Share-Based Payments: The expense attributable to the Company’s directors is recognized over the period in which the amounts are earned and vested, and the expense attributable to the Company’s non-employees is recognized when vested, as described in Note 11, Stock Plan.

Warrants: The Company accounts for common stock warrants in accordance with applicable accounting guidance provided in ASC 815 ”Derivatives and Hedging”, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. For warrants classified as equity instruments we apply the Black Scholes model. Presently all warrants issued and outstanding are accounted for using the equity method.

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

Item 8. Financial statements and Supplemental Data

Qrons Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Qrons Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Qrons Inc. (the Company) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Heaton & Company, PLLC

Farmington, Utah

March 9, 2022

QRONS INC.

BALANCE SHEETS

	December 31, 2021	December 31, 2020

ASSETS
Current assets
Cash and cash equivalents	$35,065	$57,632
Total current assets	35,065	57,632

TOTAL ASSETS	$35,065	$57,632

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$90,976	$49,059
Accounts payable and accrued liabilities – related party	38,192	43,768
Demand loans, related party	50,000	50,000
Advances from related party	286,000	286,000
Unsecured short-term advances	100,000	100,000
Convertible notes – related party, net of debt discount	25,000	25,000
Convertible notes, net of debt discount	141,685	43,636
Derivative liabilities	405,957	154,485
Total current liabilities	1,137,810	751,948

Total liabilities	1,137,810	751,948

Stockholders’ deficit
Series A Preferred stock: $0.001 par value; 10,000 shares authorized; 2,000 shares issued and outstanding	2	2
Common stock, $0.0001 par value: 100,000,000 shares authorized; 13,289,789 shares issued and outstanding	1,329	1,329
Additional paid-in capital	7,697,351	7,037,796
Accumulated deficit	(8,801,427)	(7,733,443)
Total stockholders’ deficit	(1,102,745)	(694,316)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$35,065	$57,632

The accompanying notes are an integral part of these audited financial statements.

QRONS INC.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2021	2020

Net sales	$-	$-

Operating expenses:
Research and development expenses	258,297	258,620
Professional fees	48,332	47,560
General and administrative expenses	495,323	247,561
Total operating expenses	801,952	553,741

Income (loss) from operations	(801,952)	(553,741)

Other income (expense)
Interest expense	(208,892)	(52,019)
Change in derivative liabilities	(57,140)	(57,203)
Total other income (expense)	(266,032)	(109,222)

Net (loss)	$(1,067,984)	$(662,963)

Net (loss) per common shares (basic and diluted)	$(0.08)	$(0.05)

Weighted average shares outstanding
(basic and diluted)	13,289,789	13,163,286

The accompanying notes are an integral part of these audited financial statements.

QRONS INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Series A Preferred		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2019	2,000	$2	13,089,789	$1,309	$6,561,047	$(7,070,480)	$(508,122)
Issuance of common stock for private placement	-	-	200,000	20	99,980	-	100,000
Stock options granted to officers	-	-	-	-	213,530	-	213,530
Stock options granted to non-employees as research and development costs	-	-	-	-	159,839	-	159,839
Warrants exercised associated with private placement	-	-	-	-	3,400	-	3,400
Net loss for the year	-	-	-	-	-	(662,963)	(662,963)
Balance, December 31, 2020	2,000	$2	13,289,789	$1,329	$7,037,796	$(7,733,443)	$(694,316)
Stock options granted to officers					435,570		435,570
Stock options granted to non-employees as research and development costs					223,985		223,985
Net loss for the year						(1,067,984)	(1,067,984)
Balance, December 31, 2021	2,000	$2	13,289,789	$1,329	$7,697,351	$(8,801,427)	$(1,102,745)

The accompanying notes are an integral part of these audited financial statements.

QRONS INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(1,067,984)	$(662,963)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock options issued for research and development expense	223,985	159,839
Stock options granted for officer compensation	435,570	213,530
Warrants granted as financing costs	-	3,400
Non cash interest expense	94,332	-
Accretion of debt discount	98,049	35,380
Change in derivative liabilities	57,140	57,203
Changes in operating assets and liabilities:
Decrease prepaid expenses	-	56,265
(Decrease) increase accounts payable and accrued liabilities	41,917	(91,908)
(Decrease) increase accounts payable and accrued liabilities - related party	(5,576)	8,861
Net cash (used by) operating activities	(122,567)	(220,393)

Cash Flows From Investing Activities
Net cash provided from (used by) investing activities	-	-

Cash Flows From Financing Activities
Proceeds from private placement	-	100,000
Proceeds from convertible notes	100,000	10,000
Proceeds from related party advances	-	101,000
Net cash provided from financing activities	100,000	211,000

Decrease in cash and cash equivalents	(22,567)	(9,393)

Cash at beginning of year	57,632	67,025
Cash at end of period	$35,065	$57,632

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
Derivative liability associated with debt discount	$51,009	$-
Derivative liability associated with warrants	$143,323	$-

The accompanying notes are an integral part of these audited financial statements.

QRONS INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

December 31, 2021 and 2020

Note 1 – Description of Business and Basis of Presentation

Organization and Nature of Business:

Qrons Inc. (“Qrons” or the “Company”) was incorporated under the laws of the State of Wyoming on August 22, 2016 under the name BioLabMart Inc. and changed its name to Qrons Inc., effective August 8, 2017.

The Company’s common stock was approved by the Financial Industry Regulatory Authority (“FINRA”) for quotation on the OTC pink sheets under the symbol “BLMB” as of July 3, 2017. FINRA announced the Company’s name change to Qrons Inc. on August 9, 2017. The new name and symbol change to “QRON” for the OTC Market was effective August 10, 2017. The Company’s common stock commenced trading on the OTCQB Venture Market on August 12, 2019.

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

The Company’s principal executive office is located at 28-10 Jackson Avenue, Long Island City, #26N, New York 11101.

Note 2 – Summary of Significant Accounting Policies

Financial Statement Presentation: The audited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Research and Development Costs: The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, Research and Development. Research and development costs were $258,297 for the year ended December 31, 2021. Research and development costs were $258,620 for the year ended December 31, 2020.

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred. The Company incurred $0 in advertising and marketing costs during the years ended December 31, 2021 and 2020.

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

NOTES TO AUDITED FINANCIAL STATEMENTS

December 31, 2021 and 2020

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

The following table provides a summary of the fair value of the Company’s derivative liabilities as of December 31, 2021 and December 31, 2020:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of December 31, 2021:
Liabilities
Derivative liabilities	$-	$-	$405,957

As of December 31, 2020:
Liabilities
Derivative liabilities	$-	$-	$154,485

QRONS INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

December 31, 2021 and 2020

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

The table below reflects the potentially dilutive securities at each reporting period, which have not been included in the computation of diluted net loss per share due to their anti-dilutive effect:

	December 31, 2021	December 31, 2020
Research warrants at 3% of issued and outstanding shares	398,694	398,694
Convertible notes	564,719	445,400
Series A preferred shares	700	700
Stock options vested	4,098,332	3,243,333
Stock options not yet vested	-	33,333
Stock purchase warrants	295,000	180,000
Total	5,357,445	4,301,460

New Accounting Pronouncements: Certain new accounting pronouncements that have been issued are not expected to have a material effect on the Company’s financial statements.

QRONS INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

December 31, 2021 and 2020

Note 3 – Going Concern

The Company has experienced net losses to date and has not generated revenues from operations. While the Company raised proceeds of $100,000 during the year ended December 31, 2021 through issuance of a convertible promissory note, and $211,000 during the year ended December 31, 2020 in private placement offerings to accredited investors, loans and advances from its officers and directors and third-party short term loans, it does not believe its resources will be sufficient to meet its operating and capital needs beyond the second quarter of 2022. The Company expects it will require additional capital to fully implement the scope of its proposed business operations, which raises substantial doubt about its ability to continue as a going concern. The Company will have to continue to rely on equity and debt financing, and continued support from its officers and directors. There can be no assurance that financing, whether debt or equity, will be available to the Company in the amount required at any particular time or for any particular period or, if available, that it can be obtained on favorable terms. In addition, if the Company is unable to obtain adequate financing due to the continued effect of COVID-19 on the capital markets, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amount and classification of liabilities that might cause results from this uncertainty.

Covid-19 Pandemic

The COVID-19 pandemic has had an adverse impact on the research and development of our product candidates. Research facilities at Dartmouth were subject to closures as well as laboratories at Ariel in Israel during fiscal 2020. This resulted in our discontinuing our research at these universities and was part of our decision to adjust our research to be collaborative and to seek aligning with third parties to advance our expanded goals. The ultimate impact on our research relationships is currently uncertain. We do not currently know the full extent of potential delays of research in the future as a result of the continuing pandemic restrictions.

COVID-19 has also caused significant disruptions to the global financial markets, which severely impacts our ability to raise additional capital. We terminated our employees in April 2020 in an effort to conserve resources as we evaluated our business development efforts. We may be required to further reduce operations or cease operations if we are unable to finance our operations.

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

Note 4 – Convertible Note – Related Party and Derivative Liabilities

On September 1, 2016, the Company entered into a convertible debenture agreement with Decagon LLC, doing business as CubeSquare, LLC (“CubeSquare”), of which the Company’s Chief Executive Officer is the managing partner and its President is a 25%owner of CubeSquare. The Company received proceeds of $10,000 during fiscal 2016 (“Note 1”). Note 1 bears interest at 8% per annum and was due on September 1, 2017. Interest accrues from September 1, 2016 and is payable on maturity. Interest is payable, at the lender’s option, in cash or common stock. Any portion of the loan and unpaid interest is convertible at any time at the option of CubeSquare into shares of common stock of the Company at a conversion price of the greater of (i) $0.0625 per share if the Company’s shares are not trading on a public market and; (ii) in the event the Company’s shares are listed for trading on a public market, the conversion price shall be equal to a 50% discount to the average of the five lowest trading prices during the previous twenty trading days prior to the date of the notice of conversion from the lender.

QRONS INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

December 31, 2021 and 2020

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

The carrying value of these convertible notes is as follows:

	December 31, 2021	December 31, 2020
Face value of certain convertible notes	$25,000	$25,000
Carrying value	$25,000	$25,000

	Years ended
	December 31,
	2021	2020
Interest on the convertible notes	$2,000	$2,017

As of December 31, 2021 and December 31, 2020, the unpaid interest balance under Accounts payable and accrued liabilities – related party was $9,449 and $7,449, respectively.

As a result of the application of ASC 815, the fair value of the derivative liability associated with the conversion feature is summarized as follows:

Balance at December 31, 2019	$37,182
Change in fair value	24,500
Balance at December 31, 2020	61,682
Change in fair value	11,417
Balance at December 31, 2021	$73,099

QRONS INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

December 31, 2021 and 2020

Note 4 – Convertible Note – Related Party and Derivative Liabilities (continued)

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2021 and December 31, 2020 and the commitment date:

	Commitment Date	December 31, 2020	December 31, 2021
Expected dividends	0	0	0
Expected volatility	101% ~103%	316% ~ 333%	181% ~ 182%
Expected term	0.92 ~ 1 year	0.74 year	0.74 year
Risk free interest rate	1.33%	0.09%	0.58%

 Note 5 – Convertible Note and Derivative Liabilities

(1) 8% Convertible notes with warrants issued in December 2019 and February 2020

In December 2019, we issued and sold in a private offering 8% convertible notes in the aggregate principal amount of $70,000. Such notes were due on December 31, 2021 and are convertible into shares of our common stock at a conversion price for each share of common stock equal to the lesser of: (a) $0.50; (b) the lowest price at which the Company has converted any convertible security of the Company (to the holder or to any third party) within 30 trading days prior to the date of delivery of the applicable notice of conversion; and (c) so long as lower than (a) or (b), such other price as the Company and the holder may agree. In connection with the 8% convertible note issuance, we issued warrants to purchase an aggregate of 70,000 shares of common stock at an exercise price of $1.00.

On February 19, 2020 we issued and sold in a private offering an 8% convertible note in the principal amount of $10,000. The note is due on February 19, 2022 and is convertible into shares of common stock at a conversion price per share equal to the lesser of: (a) $0.50; (b) the lowest price at which the Company has converted any convertible security of the Company within 30 trading days prior to the date of delivery of the applicable notice of conversion; or (c) such other price as the Company and the holder may agree. In connection with the 8% convertible note issuance, we issued warrants to purchase an aggregate of 10,000 shares of common stock at an exercise price of $1.00.

The carrying value of these convertible notes is as follows:

	December 31, 2021	December 31, 2020
Face value of certain convertible notes	$80,000	$80,000
Less: unamortized discount	(541)	(36,364)
Carrying value	$79,459	$43,636

Interest expenses associated with the convertible notes are as follows:

	Years Ended
	December 31,
	2021	2020
Amortization on debt discount	$35,823	$35,380
Interest on the convertible notes	5,496	7,212
Total	$41,319	$42,592

As of December 31, 2021 and December 31, 2020, the unpaid interest balance under Accounts payable and accrued liabilities was $12,869 and $7,373, respectively.

QRONS INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

December 31, 2021 and 2020

Note 5 – Convertible Note and Derivative Liabilities (continued)

(1) 8%Convertible notes with warrants issued in December 2019 and February 2020 (continued)

The convertible notes qualify for derivative accounting and bifurcation under ASC 815. The derivative liability of the $80,000 convertible notes was calculated using the Black-Scholes pricing model to be $72,689.

As a result of the application of ASC 815, as of December 31, 2021 and 2020, the fair value of the derivative liability associated with the conversion feature is summarized as follows:

Balance at December 31, 2019	$52,185
Derivative addition associated with convertible notes	7,915
Change in fair value	32,703
Balance at December 31, 2020	92,803
Change in fair value	48,727
Balance at December 31, 2021	$141,530

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2020 and December 31, 2021 and the commitment date:

	Commitment Date	December 31, 2020	December 31, 2021
Expected dividends	0	0	0
Expected volatility	154% ~173%	280% ~296%	203%~301%
Expected term	2.10 years	1.05 ~ 1.25 years	1.08 ~ 1.22 years
Risk free interest rate	1.42 ~ 1.65%	0.10%	0.39%

(2) 8% Convertible note with warrants issued on June 15, 2021

On June 15, 2021, the Company entered into a note purchase agreement with Quick Capital, LLC (“Quick Capital”) pursuant to which the Company issued a twelve-month convertible promissory note in the principal amount of $115,000 for a $100,000 investment (the “Quick Note”), which included an original issuance discount of 10% and a $3,500 credit for legal and transaction costs. In connection with the Quick Note issuance, Quick Capital was also issued a five-year warrant (the “Quick Warrant”) to purchase up to an aggregate of 115,000 shares of the Company’s common stock at an exercise price of $1.00 per share (the “Quick Warrant Shares”) subject to adjustments for dilutive issuances at lower prices.

The Quick Note is convertible into shares of common stock at a conversion price of $0.50 per share. If delivery of the conversion shares is not timely made, the Company is obligated to pay Quick Capital $2,000 for each day that the delivery is late as liquidated damages. The conversion price of the Quick Note will be reduced if the Company issues common stock or grants derivative securities for consideration at a price less than the conversion price to the amount of the consideration of such dilutive issuance. The Quick Note may not be prepaid.

The Company is subject to significant cash penalties if the Company defaults on the Quick Note or in the event shares are not issued timely when a notice of conversion is provided. If an event of default occurs, the Quick Note will become immediately due and payable in an amount equal to 150% of the then outstanding principal amount of the Quick Note plus any interest or amounts owing to Quick Capital. The default provisions are based on the type of default and include a penalty of 50% of the principal plus accrued interest due (the “Default Sum”) and a parity value of the Default Sum based on the effective conversion of the Quick Note on the date of payment of the default and the maximum stock value during the period between the default date and the payment date.

QRONS INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

December 31, 2021 and 2020

Note 5 – Convertible Note and Derivative Liabilities (continued)

(2) 8% Convertible note with warrants issued on June 15, 2021

The Company valued the embedded default derivative liability of the Quick Note and the Quick Warrant liability, including the full ratchet reset feature, using Monte Carlo models.

The carrying value of the Quick Note is as follows:

	December 31, 2021	June 15, 2021
Face value of certain convertible notes	$115,000	$115,000
Less: unamortized discount	52,774)	115,000)
Carrying value	$62,226	$-

Interest expenses associated with the conversion feature is as follows:

	Years ended
	December 31,
	2021	2020
Amortization on debt discount	$62,226	$-
Day one loss associated with derivative liability	79,332	-
Interest on the convertible notes	5,016	-
Total	$146,574	$-

As a result of the application of ASC 815 as of December 31, 2021 and June 15, 2021, the fair value of the derivative liability associated with the conversion feature is summarized as follows:

Derivative liability associated with convertible note on commitment date	$51,009
Derivative liability associated with warrants on commitment date	143,323
Derivative liability at June 15, 2021	194,332
Change in fair value – convertible note	(21,597)
Change in fair value – warrants	2,633
Balance at December 31, 2021	$175,368

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2021 and the commitment date:

Convertible note:	Commitment Date	December 31, 2021
Expected dividends	0	0
Expected volatility	307.10%	215.7%
Expected term	1 years	0.45 years
Risk free interest rate	0.18%	0.43%

Warrants;	Commitment Date	December 31, 2021
Expected dividends	0	0
Expected volatility	201.70%	200.90%
Expected term	5 years	4.45 years
Risk free interest rate	0.65%	0.82%

QRONS INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

December 31, 2021 and 2020

Note 6 – Unsecured Short-Term Advance from Third Party

On June 20, 2019, the Company received $100,000 from a third party in the form of an unsecured, demand, non-interest-bearing, short-term advance to meet its operating needs. The advance remains outstanding at December 31, 2021 and December 31, 2020.

Note 7 – Related Party Transactions

(1) Demand Loan from related party

On May 1, 2019, the Company issued a promissory note (the “Note”) to CubeSquare in the principal amount of $50,000. The Note bears interest at the rate of 8% per annum and is due and payable by the Company upon demand from CubeSquare. The Company recorded interest expenses of $4,000 and $4,010 for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and December 31, 2020, the unpaid interest balance under Accounts payable and accrued liabilities – related party was $10,674 and $6,674, respectively.

(2) Advances from Related Parties

During the year ended December 31, 2019, the Company received $135,000 from Jonah Meer, its Chief Executive Officer, in the form of an unsecured, demand, non-interest-bearing, short-term advance to help meet its operating needs. During the year ended December 31, 2020, the Company received an additional $70,000 from Jonah Meer. There were no additional advances from Mr. Meer during the year ended December 31, 2021. Mr Meer is owed $205,000 in respect to these advances at December 31, 2021.

On August 20, 2019, the Company received $50,000 from Ido Merfeld, its President, in the form of an unsecured, demand, non-interest-bearing, short-term advance to help meet its operating needs. During the year ended December 31, 2020, the Company received an additional $21,000 from Ido Merfeld. There were no additional advances from Mr. Merfeld during the year ended December 31, 2021. Mr. Merfeld is owed $71,000 in respect to these advances at December 31, 2021.

During the year ended December 31, 2020, the Company received $10,000 from CubeSquare in the form of an unsecured, demand, non-interest-bearing, short-term advance to help meet its operating needs which amount is outstanding as of December 31, 2021. The Company’s Chief Executive Officer is the managing partner and the Company’s President is a 25% owner of CubeSquare.

(3) Others

Jonah Meer, the Company’s Chief Executive Officer, made payments to various vendors during the years ended December 31, 2020 and 2019. During the year ended December 31, 2021, the Company repaid $11,575 of these advances leaving a balance payable to Mr. Meer of $16,900 at December 31, 2021 (December 31, 2020 - $28,475), which amount is reflected in accounts payable, related party.

During the year ended December 31, 2019, Ido Merfeld, the Company’s President, made payments to various vendors in the aggregate amount of $1,169. The balance payable to Mr. Merfeld of $1,169 is reflected in accounts payable, related party as of December 31, 2021 and December 31, 2020.

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

QRONS INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

December 31, 2021 and 2020

Note 8 – License and Research Funding Agreement / Royalty Agreement (continued)

Ariel Scientific Innovation Ltd. (continued)

to require the Company to issue up to 3% of the then issued and outstanding shares of its common stock. The issuance of any such shares in the future will result in dilution to the interests of other stockholders. In consideration for the parties’ agreement to terminate the License Agreement and for future general scientific collaboration between the parties, the Company agreed to pay Ariel a royalty of 1.25% of net sales (as defined in the Royalty Agreement) of products sold by the Company, or its affiliates and licensees for fifteen years from the first commercial sale in a particular country.

Services agreements which the Company had with Ariel related to laboratory access, molecular biology and neurobiology research, and other services terminated during the year ended December 31, 2020. During 2020, Ariel refunded to the Company certain previously advanced and unused funds. During the years ended December 31, 2021 and 2020 the Company expensed a total of $0 and $7,708, respectively, in relation to the aforementioned agreements.

Note 9 – Intellectual Property License Agreement and Sponsored Research Agreement

Dartmouth College – Intellectual Property License Agreement

On October 2, 2019, the Company entered into an intellectual property license agreement (the “Intellectual Property License Agreement”) pursuant to which Dartmouth granted the Company an exclusive world-wide license under the patent application entitled “Mechanically Interlocked Molecules-based Materials for 3D Printing” in the field of human and animal health and certain additional patent rights to use and commercialize licensed products and services. The license grant includes the right of the Company to sublicense to third parties subject to the terms of the Agreement.

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

QRONS INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

December 31, 2021 and 2020

Note 9 – Intellectual Property License Agreement and Sponsored Research Agreement (continued)

Dartmouth College – Intellectual Property License Agreement (continued)

The Company expensed $25,000 as license fees during the years ended December 31, 2021 and 2020 with respect to such annual fee.

Dartmouth College – Sponsored Research Agreement

On July 12, 2018, the Company entered into a one-year sponsored research agreement (the “Sponsored Research Agreement”) with the Trustees of Dartmouth College (“Dartmouth”) pursuant to which the Company will support and fund the cost of research conducted by Dartmouth of mutual interest to the parties in accordance with the Agreement. Intellectual property invented or developed solely by a party will be owned by such party and intellectual property jointly invented or developed shall be jointly owned. On November 4, 2019, the parties entered into an amendment to the Sponsored Research Agreement which extended the term of the Agreement through July 14, 2020. The Sponsored Research Agreement expired by its terms in July 2020. During the year ended December 31, 2021 and 2020, the Company recorded gains of $0 and expenses of $26,809, respectively, related to the Sponsored Research Agreement.

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

QRONS INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

December 31, 2021 and 2020

Note 10 – Commitments (continued)

(2) Business Advisory Board Agreements

On September 18, 2019, the Company entered into a one-year advisory board member consulting agreement with Derrick Chambers under which Mr. Chambers will serve on the Company’s Advisory Board as a business advisor. The Advisory Board Agreement will automatically renew for up to two additional one-year periods, unless earlier terminated by either party upon 30 days’ prior written notice to the other party. In consideration for serving on the Advisory Board, the Company awarded 25,000 shares of its common stock to Mr. Chambers under its 2016 Stock Option and Stock Award Plan, which shares were fully vested and recorded as advisory services on issuance. Mr. Chambers ceased to be an advisor during the year ended December 31, 2020.

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

 (3) Investor Relations Agreement

On August 8, 2019, the Company entered into a six-month services agreement with PCG Advisory, Inc. (“PCG”) under which agreement PCG will provide investor relations and capital market advisory services to the Company. In consideration therefor, the Company paid PCG a monthly cash fee of $5,000 ($2,500 of which will be deferred until the Company raises at least $300,000 in a financing) and issued 50,000 shares of its common stock on August 8, 2019. After the initial six-month term, the agreement will automatically renew on a month-to-month basis unless either party notifies the other of its desire to terminate the agreement. The Company notified PCG in March 2020 of its desire to terminate the agreement.

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

QRONS INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

December 31, 2021 and 2020

Note 11 – Stock Plan (continued)

(b) Stock Options granted to Employees:

On December 10, 2018, the Board awarded an employee the following three-year stock options under the Plan: (i) an option to purchase 33,334 shares of common stock, exercisable on December 10, 2018 at an exercise price of $2.00 per share (ii) an option to purchase 33,333 shares of common stock exercisable on December 10, 2019 at an exercise price of $2.00 per share, and (iii) an option to purchase 33,333 shares of common stock exercisable on December 10, 2020 at an exercise price of $2.00 per share, provided the employee is providing services to the Company at the time of exercise. On March 23, 2020, the Company accelerated the vesting provision to provide for the immediate vesting of such options. 33,333 of such shares subject to the option were forfeited unexercised on December 10, 2021. The remaining option expires on March 23, 2023.

On December 10, 2019, the Board awarded an employee, the following three-year stock options under the Plan: (i) an option to purchase 33,334 shares of common stock, exercisable on December 10, 2019 at an exercise price of $2.00 per share (ii) an option to purchase 33,333 shares of common stock exercisable on December 10, 2020 at an exercise price of $2.00 per share, and (iii) an option to purchase 33,333 shares of common stock exercisable on December 10, 2021 at an exercise price of $2.00 per share, provided the employee is providing services to the Company at the time of exercise. On March 23, 2020, the Company accelerated the vesting provision to provide for the immediate vesting of such options. Such options expire on March 23, 2023.

On December 10, 2020, under the Plan, the Board awarded an employee, an immediately exercisable three-year stock option to purchase 100,000 shares of the common stock of the Company at an exercise price of $2.00 per share.

On December 22, 2021, under the Plan, the Board awarded an employee, an immediately exercisable three-year stock option to purchase 325,000 shares of the common stock of the Company at an exercise price of $2.00 per share.

The following table is the recognized compensation in respect of the above stock option compensation ((a) and (b)) which amount has been allocated as below:

	Years ended
	December 31,
	2021	2020
Research and development expenses	$223,985	$159,839

As of December 31, 2021 and December 31, 2020, total unrecognized compensation remaining to be recognized in future periods totaled $0 and $6,100, respectively.

(c) Stock Options granted to Officers:

On June 25, 2019, the Company appointed John N. Bonfiglio, PhD as its chief operating officer, effective July 1, 2019. As compensation, Dr. Bonfiglio was granted a three-year stock option to purchase 100,000 shares of common stock at an exercise price of $2.00 per share, 50,000 of which shares vested upon grant and 25,000 shares vested on each of July 1, 2020 and July 1, 2021, provided Dr. Bonfiglio was in the employ of the Company on such dates. Mr. Bonfiglio was terminated as chief operating officer as of November 30, 2019. Accordingly, all unvested stock options terminated on such date. In January 2021, 50,000 vested options were forfeited.

On December 10, 2020, the Board granted five-year options to purchase 325,000 shares of common stock to each of its two officers. The options have an exercise price of $2.00 per share and are immediately exercisable.

On December 22, 2021, the Board granted five-year options to purchase 325,000 shares of common stock to each of its two officers. The options have an exercise price of $2.00 per share and are immediately exercisable.

QRONS INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

December 31, 2021 and 2020

Note 11 – Stock Plan (continued)

(c) Stock Options granted to Officers: (continued)

The following table is the recognized compensation in respect of the above stock option compensation, which amounts have been allocated as general and administrative expenses:

	Years ended
	December 31,
	2021	2020

General and administrative expenses	$435,570	$213,530

The fair value of each option award referenced above is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions at the measurement date(s):

Measurement date
Dividend yield	0%
Expected volatility	114.69 ~ 198.38%
Risk-free interest rate	0.39% ~ 2.68%
Expected life (years)	3 ~ 5
Stock Price	$0.38 ~ 2.80
Exercise Price	$0.40 ~ 2.00

A summary of the activity for the Company’s stock options at December 31, 2021 and December 31, 2020, is as follows:

	December 31, 2021			December 31, 2020
		Weighted Average Exercise	Weighted Average Remaining Contractual Life		Weighted Average Exercise	Weighted Average Remaining Contractual Life
	Shares	Price	(in years)	Shares	Price	(in years)
Outstanding, beginning of period	3,276,666	$2	3.28	2,515,000	$1.98	3.78
Granted	975,000	-	-	800,000	$2	-
Exercised	-	-	-	-	$-	-
Canceled/forfeited	(153,334)	$2	-	(38,334)	$2	-
Outstanding, end of period	4,098,332	$2	3.08	3,276,666	$2	3.28
Options exercisable, end of period	4,098,332	$2	2.59	3,243,333	$2	3.28
Options expected to vest, end of period	-	$-	-	33,333	$2	2
Weighted average fair value of options granted		$2			$1.98

QRONS INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

December 31, 2021 and 2020

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

There was a total of 2,000 shares of Series A Preferred Stock issued and outstanding as of December 31, 2021 and December 31, 2020.

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

There was a total of 13,289,789 shares of common stock issued and outstanding as of December 31, 2021 and December 31, 2020.

Common Stock Purchase Warrants

As of December 31, 2021 and December 31, 2020, the following common stock purchase warrants were outstanding:

	Warrants		Weighted Average Exercise Price
Outstanding – December 31, 2019	70,000	(1)	$1.00
Granted	110,000	(2)(3)	1.00
Canceled/forfeited	-		-
Exercised	-		-
Outstanding – December 31, 2020	180,000		1.00
Outstanding – December 31, 2020	180,000		1.00
Granted	115,000	(4)	$1.00
Canceled/forfeited	-		-
Exercised	-		-
Outstanding –December 31, 2021	295,000		$1.00

QRONS INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

December 31, 2021 and 2020

Note 12 – Capital Stock (continued)

Common Stock Purchase Warrants (continued)

(1) During the year ended December 31, 2019, the Company granted certain convertible noteholders warrants to purchase an aggregate of 70,000 shares of common stock at an exercise price of $1.00. The fair value of the warrants was $36,410 and recorded as financing cost.

(2) During the year ended December 31, 2020, the Company granted a convertible noteholder a warrant to purchase 10,000 shares of common stock at an exercise price of $1.00. The fair value of the warrant was $3,400 and recorded as financing cost.

(3) Each two shares of common stock purchased in a private offering included one warrant to purchase an additional share of common stock at an exercise price of $1.00.

(4) On June 15, 2021, the Company granted a convertible noteholder a warrant to purchase 115,000 shares of common stock at an exercise price of $1.00, subject to adjustments for full ratchet resets for dilutive issuances at lower prices.

The fair value of the outstanding common stock purchase warrants was calculated using the Black-Scholes option-pricing model with the following assumptions at the measurement date(s):

Measurement date
Dividend yield	0%
Expected volatility	97.90 ~ 20.70%
Risk-free interest rate	0.16 ~ 1.72%
Expected life (years)	2.71 ~ 5.00
Stock Price	$0.25 ~ $0.99
Exercise Price	$0.40 ~ $1.00

Note 13 – Subsequent Events

The Company has evaluated events for the period through the date of the issuance of these financial statements and determined that there are no additional events requiring disclosure.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of December 31, 2021, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive, principal operating and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of December 31, 2021, our internal control over financial reporting was not effective.

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

In order to mitigate the foregoing material weaknesses, we have engaged an outside accounting consultant with significant experience in the preparation of financial statements in conformity with GAAP to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity with GAAP. We will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate.

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

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages and positions of our current board members and executive officers:

Name	Age	Position(s)

Jonah Meer	66	Chief Executive Officer, Chief Financial Officer, Secretary and Director
Ido Merfeld	57	President and Director

Our directors are elected for a term of one year and serve until such director’s successor is duly elected and qualified. Each executive officer serves at the pleasure of the Board.

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

Jonah Meer, Chief Executive Officer, Chief Financial Officer, Secretary and a Director

Mr. Meer has served as our Chief Executive Officer, Chief Financial Officer, Secretary and a Director since the formation of the Company on September 22, 2016. Mr. Meer is an attorney, accountant and entrepreneur. His career started in 1979 and has been spent both in the financial services industry and in the investment world. He has held many executive and fiduciary roles with numerous private and public companies and entities, including as Chief Operating Officer of a U.S. broker dealer. Separately he has served on numerous public and private company boards of directors. Since 1998 he has been CEO of jTrade Global LLC (formerly known as jBroker Global Inc.), a software marketing company. In 2005 he was appointed by the Equity Committee to serve as a Bankruptcy Trustee in the Southern District of New York to wind down a complex liquidating trust, which was finally terminated in 2015. Mr. Meer has founded private investment companies investing in special situations and alternative investments, including most recently Decagon LLC, a Florida limited liability company, doing business as CubeSquare LLC, a Florida limited liability company (“CubeSquare”) which invests in special situations and alternative investments involving public and pre-public companies. CubeSquare does not have a controlling interest in any public company and is not registered as an investment advisor. Mr. Meer received his Master of Law degree from New York University, in addition to holding juris doctor and accounting degrees. As a co-founder and Chief Executive Officer, Mr. Meer is involved with the Company’s day-to-day operations, which led to his appointment to the Board.

Ido Merfeld, President and a Director

Mr. Merfeld has served as our President and a Director since the formation of the Company on September 22, 2016. In October 1991, Mr. Merfeld co-founded Ivory Software Systems based in Tel Aviv Israel, a start-up company specializing in servicing the financial services industry both in Israel and abroad (“Ivory”). Ivory developed and maintains software, infrastructure and products that allow large financial institutions to trade in the global securities markets on a real time basis. In the last 10 years, he has also been involved in the establishment of several start-up companies including the establishment of a new Art Exchange in Luxemburg and a financial education internet company in the UK. In 2014 Mr. Merfeld, resigned as CEO of Ivory to become its Chairman. Mr. Merfeld received a MSc. in molecular biology from Ariel University and is working on completing his PhD. In September 2021, Mr. Merfeld joined the Board of Directors of Ariel University. Mr. Merfeld previously received his B.A. in Computer Science, Statistics & Economics from Bar-Ilan University in Israel. As a co-founder and President, Mr. Merfeld’s management and business experience and his involvement with the Company’s day-to-day operations led to his appointment to the Board.

Board of Advisors

The Company has a Board of Advisors which currently consists of the following members.

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

Dr. Igor Korman is a molecular biologist who holds a medical degree, and a PhD and Doctor of Science degrees in Clinical Pharmacology. Since 2016, Dr. Korman has headed The Institute for Translational Research at Ariel where he has assembled a team of scientists and started a number of projects in the field of anticancer drug discovery, 3D tissue fabrication for drug development and personalized diagnostics and data analysis for drug repurposing etc. In 2007, Dr Korman was part of the research team of Cleveland Biolabs, Inc. (NASDAQ: CBLI), a biotech drug development company, and a research leader in the department of Cell Stress Biology at Roswell Park Comprehensive Cancer Center. He began his academic career in 1998 when he joined the research lab in the Department of Molecular Biology in the University of Illinois at Chicago as a visiting scientist.

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

Involvement in legal proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

Family relationships

There are no family relationships among any of our officers or directors.

Committees of the Board of Directors

The Company does not have an audit committee. We are not a “listed company” under SEC rules and are therefore not required to have an audit committee comprised of independent directors.

We do not currently have a “financial expert” within the meaning of the rules and regulations of the SEC.

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

Code of Ethics

The Company has not as yet adopted a code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions as required by the Sarbanes-Oxley Act of 2002 due to our small size and limited resources and because management’s attention has been focused on matters pertaining to raising capital and the operation of the business.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% percent of our equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports and representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2021, the Reporting Persons timely filed all such reports.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board.

Item 11. Executive Compensation.

Summary Compensation Table

The following table provides certain information regarding compensation awarded to, earned by or paid to our Chief Executive Officer and the other executive officer with compensation exceeding $100,000 during fiscal 2020 (each a “Named Executive Officer”).

Name and	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards		All Other	Total
Principal Position	Ended 12/31	($)	($)	($)	($)		($)	($)
Jonah Meer,	2021	-	-	-	217,785	(1)	-	217,785	(1)
Chief Executive Officer, Chief Financial Officer, Secretary and Director	2020	-	-	-	106,765	(2)		106,765	(2))

Ido Merfeld,	2021	-	-	-	217,785	(1)	-	217,785	(1)
President and Director	2020	-	-	-	106,765	(2)	-	106,765	(2)

___________

(1) Represents a five-year option to purchase 325,000 shares of common stock at an exercise price of $2.00 per share, exercisable on December 22, 2021 and the grant date fair value computed in accordance with ASC Topic 718 as described in Note 11 to the financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2021.

(2) Represents a five-year option to purchase 325,000 shares of common stock at an exercise price of $2.00 per share, exercisable on December 20,2020, 2018 and the grant date fair value computed in accordance with ASC Topic 718 as described in Note 11 to the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2021.

2016 Stock Option and Stock Award Plan

On December 14, 2016, the Board adopted the Company’s 2016 Stock Option and Stock Award Plan (the “Plan”). The Plan provides for the award of stock options (incentive and non-qualified), stock awards and stock appreciation rights to officers, directors, employees and consultants who provide services to the Company. The terms of awards under the Plan are made by the Administrator of the Plan appointed by the Company’s Board of Directors, or in the absence of an Administrator, by the Board. The Company has reserved 10 million shares for issuance under the Plan.

Outstanding Equity Awards

The table below reflects all outstanding equity awards made to each Named Executive Officer that were outstanding at December 31, 2021.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2021

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Jonah Meer	12/4/17	300,000	0	2.00	12/4/22
	12/10/18	325,000	0	2.00	12/10/23
	12/19/19	325,000	0	2.00	12/19/24
	12/20/20	325,000	0	2.00	12/20/25
	12/22/21	325,000	0	2.00	12/22/26

Ido Merfeld	12/4/17	300,000	0	2.00	12/4/22
	12/10/18	325,000	0	2.00	12/10/23
	12/19/19	325,000	0	2.00	12/19/24
	12/20/20	325,000	0	2.00	12/10/25
	12/22/21	325,000	0	2.00	12/22/26

Compensation of Directors

During the year ended December 31, 2021, no compensation has been paid to our directors in consideration for their services rendered in their capacities as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of March 9, 2022, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our Named Executive Officers and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder’s address is c/o Qrons Inc., 28-10 Jackson Avenue #26N, Long Island City, New York 11101.

The percentages below are calculated based on 13,289,789 issued and outstanding shares of common stock outstanding as of March 9, 2022.

	Amount and Percentage of Beneficial
Name and Address of Beneficial Owner	Ownership
	Shares		%
Directors and Executive Officers:
Jonah Meer
Chief Executive Officer, Chief Financial Officer, Secretary and Director	6,760,000	(2)	45,1	%(1)

Ido Merfeld
President and Director	6,660,000	(3)	44.7	%(1)

All officers and directors as a group (2 persons):	13,420,000	(4)	80.9%

(1) Messrs. Meer and Merfeld are the holders of the Company’s issued and outstanding Series A preferred stock. For so long as the Class A preferred stock is issued and outstanding, the holders of Class A Preferred Stock shall vote together as a single class with the holders of the Company’s common stock and the holders of any other class or series of shares entitled to vote with the common stock, with the holders of Class A Preferred Stock being entitled to 66 2/3% of the total votes on all such matters.

(2) Includes currently exercisable options to purchase an aggregate of 1,600,000 shares and 100,000 shares issuable upon the conversion of a convertible promissory note held by Decagon LLC (“Decagon”) over which Mr. Meer has voting and dispositive power.

(3) Includes currently exercisable options to purchase an aggregate of 1,600,000 shares.

(4) Includes currently exercisable options to purchase an aggregate of 3,200,000 shares and 100,000 shares issuable upon the conversion of a convertible promissory note held by Decagon.

Change-in-Control Agreements

The Company does not have any change-in-control agreements with any of its executive officers.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Transactions

Jonah Meer, our Chief Executive Officer, made payments on behalf of the Company to various vendors during the years ended December 31, 2019 and 2020 in the aggregate amount of $25,642 and $10,164, respectively. During the years ended December 31, 2021 and 2020, the Company repaid $11,575and $7,331 of these advances, respectively. There is a current balance payable to Mr. Meer of $16,900.

Ido Merfeld, our President, made payments on behalf of the Company to various vendors during the year ended December 31, 2019 of $1,169 which amount is currently outstanding.

On March 26, 2020, the Company received $10,000 from CubeSquare in the form of an unsecured, demand, non-interest-bearing, short-term advance to help meet its operating needs. Jonah Meer, our Chief Executive Officer, is the managing partner and our President, Ido Merfeld, is a 25% owner of CubeSquare.

On December 22, 2021, the Company granted an immediately exercisable five-year option to purchase 325,000 shares of common stock at an exercise price of $2.00 per share to each of Jonah Meer and Ido Merfeld.

On December 10, 2020, the Company granted an immediately exercisable five-year option to purchase 325,000 shares of common stock at an exercise price of $2.00 per share to each of Jonah Meer and Ido Merfeld.

Jonah Meer currently provides the Company with space for its principal executive office at 28-10 Jackson Avenue #26N Long Island City, New York 11101 at no cost.

Insider Transactions Policies and Procedures

The Company does not currently have an insider transaction policy.

Director Independence

Our Board of Directors does not include any independent directors.

Item 14. Principal Accounting Fees and Services.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K and the review of financial statements included in the Company’s Quarterly Reports on Form 10-Q. The aggregate fees billed for professional services rendered by our principal accountant, Heaton & Company, PLLC (doing business as Pinnacle Accountancy Group of Utah), for audit and review services for the years ended December 31, 2021 and 2020 were $18,250 and $16,278, respectively.

We incurred no non-audit related fees, tax fees or other fees for professional services rendered by our principal accountant for the years ended December 31, 2021 and 2020.

Administration of the Engagement; Pre-Approval of Audit and Permissible Non-Audit Services

We have not yet established an audit committee. Until then, there are no formal pre-approval policies and procedures. Nonetheless, the auditors engaged for these services are required to provide and uphold estimates for the cost of services to be rendered. The percentage of hours expended on Heaton & Company, PLLC’s respective engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Exhibit

3.1	Articles of Incorporation of the Company (1)
3.2	Certificate of Designation of Series A Preferred Stock (1)
3.3	Bylaws of the Company (1)
3.4	Amendment to Articles of Incorporation (2)
4.1	2016 Stock Option and Stock Award Plan (1)
4.2	Description of Securities (18)
10.1	$10,000 8% Convertible Debenture Agreement, dated September 1, 2016, between the Company and CubeSquare LLC (1)
10.2	License and Research Funding Agreement, dated December 14, 2016, between the Company and Ariel University R&D Co., Ltd. (1)
10.3	Form of Subscription Agreement for the Company’s Regulation D private offering which closed January 27, 2017 (1)
10.4	Form of Common Stock Purchase Warrant for the Company’s Regulation D private offering which closed January 27, 2017 (1)
10.5	Option Agreement between Trustees of Dartmouth College and the Company (3) **
10.6	Addendum #1 to License and Research Funding Agreement, effective December 13, 2017, between the Company and Ariel Scientific Innovations Ltd. (4)
10.7	Services Agreement, dated December 14, 2017, between Ariel Scientific Innovations Ltd., Ariel, Israel and the Company (4)
10.8	Subscription Agreement, dated January 23, 2017, between the Company and Coventus Holdings SA (4) (5)
10.9	Advisory Board Consulting Agreement, dated January 23, 2017, between the Company and Pavel Hilman (5)
10.10	First Amendment to $10,000 8% Convertible Debenture, dated September 28, 2017, between the Company and CubeSquare LLC (6)
10.11	$15,000 8% Convertible Debenture, dated September 27, 2017, between the Company and CubeSquare LLC(6)
10.12	Form of Advisory Board Member Consulting Agreement (6)
10.13	First Amendment to Services Agreement, dated April 12, 2018, between the Company and Ariel Scientific Innovations Ltd. (7)
10.14	Sponsored Research Agreement, made as of July 12, 2018, between the Company and Trustees of Dartmouth College (8)
10.15	Second Amendment to Services Agreement, dated December 12, 2018, between the Company and Ariel Scientific Innovations Ltd. (9)
10.16	First Amendment to $15,000 8% Convertible Debenture, dated September 9, 2018 (10)
10.17	Second Amendment to the $10,000 8% Convertible Debenture, dated September 9, 2018 (10)
10.18	Services Agreement, dated March 6, 2018, between the Company and Ariel Scientific Innovations Ltd. (11)
10.19	First Amendment to Services Agreement, dated April 11, 2019 between the Company and Ariel Scientific Innovations Ltd. (11)
10.20	$50,000 8% Demand Promissory Note, dated May 1, 2019 issued to CubeSquare, LLC (12)
10.21	Term Sheet, effective July 1, 2019, between the Company and John Bonfiglio (13)
10.22	Services Agreement, dated August 8, 2019, between the Company and PCG Advisory, Inc. (14)
10.23	Intellectual Property License Agreement, entered into on October 2,2019, between the Company and Trustees of Dartmouth College (15)
10.24	First Amendment to Sponsored Research Agreement, dated November 4, 2019, between the Company and Trustees of Dartmouth College (16)
10.25	Royalty and License Fee Sharing Agreement, dated November 30, 2019, between the Company and Ariel Scientific Innovations Ltd. (17)
10.26	Third Amendment to Services Agreement, dated December 8, 2019, between the Company and Ariel Scientific Innovations Ltd.(18)
10.27	Form of Securities Purchase Agreement for 8% Convertible Promissory Notes (18)
10.28	Form of 8% Convertible Promissory Note (18)
10.29	Note Purchase Agreement, dated June 15, 2021, between the Company and Quick Capital, LLC (19)
10.30	Common Stock Purchase Warrant, dated June 15, 2021 issued to Quick Capital, LLC (19)
10.31	Convertible Promissory Note, dated June 15, 2021, issued to Quick Capital, LLC (19)
10.32	Fourth Amendment to $15,000 8% Convertible Debenture, dated October 7, 2021
10.33	Fifth Amendment to $10,000 8% Convertible Debenture, dated October 7, 2021
31*	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101*	Interactive Data Files

_____________

* Filed herewith

**Portions of Exhibit 10.5 have been omitted pursuant to a confidential treatment request granted by the SEC.

(1) Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 filed with the SEC on March 13, 2017

(2) Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2017

(3) Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 20, 2017

(4) Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2017

(5) Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 12, 2017

(6) Incorporated by reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2018

(7) Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2018

(8) Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2018

(9) Incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2018

(10) Incorporated by reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2019

(11) Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K filed with the SEC on April 16, 2019

(12) Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K filed with the SEC on May 3, 2019

(13) Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2019

(14) Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2019

(15) Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 8, 2019

(16) Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2019

(17) Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2019

(18) Incorporated by reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2020.

(19) Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2021.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Qrons Inc.

Date: March 11, 2022	By:	/s/ Jonah Meer
Jonah Meer Chief Executive Officer, Chief Financial Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonah Meer	Chief Executive Officer, Chief Financial Officer, Secretary and a Director	March 11, 2022
Jonah Meer	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Ido Merfeld	President and a Director	March 11, 2022
Ido Merfeld

