Form 10-Q
period 2022-03-31
Qrons Inc.
filed 2022-05-16
CIK 1689084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 13, 2022, there were 13,289,789 shares of the registrant’s common stock outstanding.

QRONS INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QRONS INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2022	December 31, 2021

ASSETS
Current assets
Cash and cash equivalents	$5,654	$35,065
Prepaid expenses	2,163	-
Total current assets	7,817	35,065

TOTAL ASSETS	$7,817	$35,065

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$132,030	$90,976
Accounts payable and accrued liabilities – related party	38,772	38,192
Demand loans, related party	50,000	50,000
Advances from related party	286,000	286,000
Unsecured short-term advances	100,000	100,000
Convertible notes – related party	25,000	25,000
Convertible notes, net of debt discount	170,976	141,685
Derivative liabilities	571,912	405,957
Total current liabilities	1,374,690	1,137,810

Total liabilities	1,374,690	1,137,810

Stockholders’ deficit
Series A Preferred stock: $0.001 par value; 10,000 shares authorized; 2,000 shares issued and outstanding	2	2
Common stock, $0.0001 par value: 100,000,000 shares authorized; 13,289,789 shares issued and outstanding	1,329	1,329
Additional paid-in capital	7,697,351	7,697,351
Accumulated deficit	(9,065,555)	(8,801,427)
Total stockholders’ deficit	(1,366,873)	(1,102,745)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$7,817	$35,065

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021

Net sales	$-	$-

Operating expenses:
Research and development expenses	8,932	11,836
Professional fees	44,866	15,640
General and administrative expenses	9,758	10,887
Total operating expenses	63,556	38,363

Income (loss) from operations	(63,556)	(38,363)

Other income (expense)
Interest expense	(34,617)	(10,986)
Change in derivative liabilities	(165,955)	(185,960)
Total other income (expense)	(200,572)	(196,946)

Net (loss)	$(264,128)	$(235,309)

Net (loss) per common shares (basic and diluted)	$(0.02)	$(0.02)

Weighted average shares outstanding
(basic and diluted)	13,289,789	13,289,789

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Series A Preferred		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	2,000	$2	13,289,789	$1,329	$7,697,351	$(8,801,427)	$(1,102,745)

Net loss for the period						(264,128)	(264,128)
Balance, March 31, 2022	2,000	$2	13,289,789	$1,329	$7,697,351	$(9,065,555)	$(1,366,873)

	Series A Preferred		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2020	2,000	$2	13,289,789	$1,329	$7,037,796	$(7,733,443)	$(694,316)
Stock options granted to non-employees as research and development costs	-	-	-	-	3,100	-	3,100
Net loss for the period	-	-	-	-	-	(235,309)	(235,309)
Balance, March 31, 2021	2,000	$2	13,289,789	$1,329	$7,040,896	$(7,968,752)	$(926,525)

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months ended March 31,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(264,128)	$(235,309)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock options issued for research and development expense	-	3,100
Accretion of debt discount	29,291	8,833
Change in derivative liabilities	165,955	185,960
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(2,163)	(6,000)
Increase in accounts payable and accrued liabilities	41,054	17,623
(Decrease) increase in accounts payable and accrued liabilities, related party	580	(2,396)
Net cash used by operating activities	(29,411)	(28,189)

Cash Flows From Investing Activities
Net cash provided from (used by) investing activities	-	-

Cash Flows From Financing Activities
Net cash provided from (used by) financing activities	-	-

(Decrease) in cash and cash equivalents	(29,411)	(28,189)

Cash at beginning of year	35,065	57,632
Cash at end of period	$5,654	$29,443

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed  financial statements.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2022 and 2021

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

The Company’s principal executive office is located at 28-10 Jackson Avenue, Long Island City, #26N, New York 11101.

Note 2 – Summary of Significant Accounting Policies

Financial Statements: The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Research and Development Costs: The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, Research and Development. Research and development costs were $8,932 and $11,836 for the three months ended March 31, 2022 and 2021, respectively.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2022 and 2021

Note 2 – Summary of Significant Accounting Policies (continued)

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred. The Company incurred no advertising and marketing costs during the three months ended March 31, 2022 and 2021.

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

The following table provides a summary of the fair value of the Company’s derivative liabilities as of March 31, 2022 and December 31, 2021:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of March 31, 2022:
Liabilities
Derivative liabilities	$-	$-	$571,912

As of December 31, 2021:
Liabilities
Derivative liabilities	$-	$-	$405,957

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2022 and 2021

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

The table below reflects the potentially dilutive securities at each reporting period, which have not been included in the computation of diluted net loss per share due to their anti-dilutive effect:

	March 31, 2022	December 31, 2021
Research warrants at 3% of issued and outstanding shares	398,694	398,694
Convertible notes	723,751	564,719
Series A preferred shares	700	700
Stock options vested	4,098,332	4,098,332
Stock options not yet vested	-	-
Stock purchase warrants	295,000	295,000
Total	5,516,477	5,357,445

New Accounting Pronouncements: Certain new accounting pronouncements that have been issued are not expected to have a material effect on the Company’s financial statements.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2022 and 2021

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

March 31, 2022 and 2021

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

On September 27, 2017, the Company entered into a second convertible debenture agreement with CubeSquare under which the Company received proceeds of $15,000 (Note 2). Note 2 bears interest at 8% per annum and was due on September 27, 2018. Interest accrues from September 27, 2017 and is payable on maturity. Any portion of the principal and unpaid interest under the note is convertible at any time at the option of CubeSquare into shares of common stock of the Company at a conversion price equal to a 50% discount to the average of the five lowest trading prices during the previous twenty trading days prior to the date of the notice of conversion from CubeSquare. On September 9, 2018, Note 2 was amended to extend the maturity date to September 27, 2019. On November 6, 2019, Note 2 was amended to extend the maturity date to September 27, 2020; on October 30, 2020 Note 2 was amended to extend the maturity date to September 27, 2021; and further on October 7, 2021 Note 2 was amended to extend the maturity date to September 27, 2022.

The Company analyzed the amendment to Note 1 and Note 2 under ASC 815-10-15-83 and concluded that the conversion feature within these two convertible Notes meet the definition of a derivative. The Company estimated the fair value of the derivative at each report date using the Black-Scholes valuation model to value the derivative liability related to the variable conversion rate.

The carrying value of these convertible notes is as follows:

	March 31, 2022	December 31, 2021
Face value of certain convertible notes	$25,000	$25,000
Carrying value	$25,000	$25,000

	For Three Months Ended
	March 31,
	2022	2021
Interest on the convertible notes	$493	$493

As of March 31, 2022 and December 31, 2021, the unpaid interest balance under Accounts payable and accrued liabilities – related party was $9,942 and $9,449, respectively.

As a result of the application of ASC 815, the fair value of the derivative liability associated with the conversion feature is summarized as follows:

Balance at December 31, 2020	$61,682
Change in fair value	11,417
Balance at December 31, 2021	73,099
Change in fair value	(20,463)
Balance at March 31, 2022	$52,636

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2022 and 2021

Note 4 – Convertible Note – Related Party and Derivative Liabilities (continued)

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of March 31, 2022 and December 31, 2021 and the commitment date:

	Commitment Date	December 31, 2021	March 31, 2022
Expected dividends	0	0	0
Expected volatility	101% ~103%	181% ~ 182%	261% ~ 280%
Expected term	0.92 ~ 1 year	0.49 year	0.49 year
Risk free interest rate	1.33%	1.06%	1.06%

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

The carrying value of these convertible notes is as follows:

	March 31, 2022	December 31, 2021
Face value of certain convertible notes	$80,000	$80,000
Less: unamortized discount	-	(541)
Carrying value	$80,000	$79,459

Interest expenses associated with the convertible notes are as follows:

	For the Three Months Ended
	March 31,
	2022	2021
Amortization on debt discount	$541	$8,833
Interest on the convertible notes	1,578	675
Total	$2,119	$9,508

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2022 and 2021

Note 5 – Convertible Note and Derivative Liabilities (continued)

(1) 8% Convertible notes with warrants issued in December 2019 and February 2020 (continued)

As of March 31, 2022 and December 31, 2021, the unpaid interest balance under Accounts payable and accrued liabilities was $14,447 and $12,869, respectively.

The convertible notes qualify for derivative accounting and bifurcation under ASC 815. The derivative liability of the $80,000 convertible notes was calculated using the Black-Scholes pricing model to be $72,689.

As a result of the application of ASC 815, as of March 31, 2022 and December 31, 2021, the fair value of the derivative liability associated with the conversion feature is summarized as follows:

Balance at December 31, 2020	$92,803
Change in fair value	64,687
Balance at December 31, 2021	157,490
Change in fair value	(10,411)
Balance at March 31, 2022	$147,079

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of March 31, 2022 and December 31, 2021 and the commitment date:

	Commitment Date	December 31, 2021	March 31, 2022
Expected dividends	0	0	0
Expected volatility	154% ~173%	203%~301%	228%~245%
Expected term	2.10 years	1.08 ~ 1.22 years	0.83 ~ 10.97 years
Risk free interest rate	1.42 ~ 1.65%	0.39%	1.35%

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

March 31, 2022 and 2021

Note 5 – Convertible Note and Derivative Liabilities (continued)

(2) 8% Convertible note with warrants issued on June 15, 2021

The Company valued the embedded default derivative liability of the Quick Note and the Quick Warrant liability, including the full ratchet reset feature, using Monte Carlo models.

The carrying value of the Quick Note is as follows:

	March 31, 2022	December 31, 2021
Face value of certain convertible notes	$115,000	$115,000
Less: unamortized discount	(24,024)	(52,774)
Carrying value	$90,976	$62,226

Interest expenses associated with the conversion feature is as follows:

	For Three Months ended
	March 31,
	2022	2021
Amortization on debt discount	$28,750	$-
Interest on the convertible notes	2,268	-
Total	$31,018	$-

As a result of the application of ASC 815 as of March 31, 2022 and December 31, 2021, the fair value of the derivative liability associated with the conversion feature is summarized as follows:

Derivative liability associated with convertible note on commitment date	$51,009
Derivative liability associated with warrants on commitment date	143,323
Change in fair value – convertible note	(21,597)
Change in fair value – warrants	2,633
Balance at December 31, 2021	175,368
Change in fair value – convertible note	14,352
Change in fair value – warrants	182,477
Balance at March 31, 2022	$372,197

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of March 31, 2022 and December 31, 2021 and the commitment date:

Convertible note:	Commitment Date	December 31, 2021	March 31, 2022
Expected dividends	0	0	0
Expected volatility	307.10%	215.70%	336.80%
Expected term	1 years	0.45 years	0.21 years
Risk free interest rate	0.18%	0.43%	1.37%

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2022 and 2021

Note 5 – Convertible Note and Derivative Liabilities (continued)

(2) 8% Convertible note with warrants issued on June 15, 2021 (continued)

Warrants:	Commitment Date	December 31, 2021	March 31, 2022
Expected dividends	0	0	0
Expected volatility	201.70%	200.90%	280.40%
Expected term	5 years	4.45 years	4.20 years
Risk free interest rate	0.65%	0.82%	1.350%

Note 6 – Unsecured Short-Term Advance from Third Party

On June 20, 2019, the Company received $100,000 from a third party in the form of an unsecured, demand, non-interest-bearing, short-term advance to meet its operating needs. The advance remains outstanding at March 31, 2022 and December 31, 2021.

Note 7 – Related Party Transactions

(1) Demand Loan from related party

On May 1, 2019, the Company issued a promissory note (the “Note”) to CubeSquare in the principal amount of $50,000. The Note bears interest at the rate of 8% per annum and is due and payable by the Company upon demand from CubeSquare. The Company recorded interest expenses of $986 for the three months ended March 31, 2022 and 2021. As of March 31, 2022 and December 31, 2021, the unpaid interest balance under Accounts payable and accrued liabilities – related party was $11,660 and $10,674, respectively.

(2) Advances from Related Parties

During the year ended December 31, 2019, the Company received $135,000 from Jonah Meer, its Chief Executive Officer, in the form of an unsecured, demand, non-interest-bearing, short-term advance to help meet its operating needs. During the year ended December 31, 2020, the Company received an additional $70,000 from Jonah Meer. There were no additional advances from Mr. Meer during the three months ended March 31, 2022, as well as during the year ended December 31, 2021. Mr. Meer is owed $205,000 in respect to these advances at March 31, 2022 and December 31, 2021.

On August 20, 2019, the Company received $50,000 from Ido Merfeld, its President, in the form of an unsecured, demand, non-interest-bearing, short-term advance to help meet its operating needs. During the year ended December 31, 2020, the Company received an additional $21,000 from Ido Merfeld. There were no additional advances from Mr. Merfeld during the three months ended March 31, 2022, as well as during the year ended December 31, 2021. Mr. Merfeld is owed $71,000 in respect to these advances at March 31, 2022 and December 31, 2021.

During the year ended December 31, 2020, the Company received $10,000 from CubeSquare in the form of an unsecured, demand, non-interest-bearing, short-term advance to help meet its operating needs which amount is outstanding as of March 31, 2022 and December 31, 2021. The Company’s Chief Executive Officer is the managing partner and the Company’s President is a 25% owner of CubeSquare.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2022 and 2021

Note 7 – Related Party Transactions (continued)

(3) Others

Jonah Meer, the Company’s Chief Executive Officer, made payments to various vendors during the years ended December 31, 2020 and 2019. During the three months ended March 31, 2022 and during the year ended December 31, 2021, the Company repaid $900 and $11,575, respectively, of these advances leaving a balance payable to Mr. Meer of $16,000 at March 31, 2022 (December 31, 2021 - $16,900), which amount is reflected in accounts payable, related party.

During the year ended December 31, 2019, Ido Merfeld, the Company’s President, made payments to various vendors in the aggregate amount of $1,169. The balance payable to Mr. Merfeld of $1,169 is reflected in accounts payable, related party as of March 31, 2022 and December 31, 2021.

Note 8 – Intellectual Property License Agreement and Sponsored Research Agreement

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

On March 23, 2021, the United States Patent and Trademark Office issued U.S. Patent No. 10,954,315 to the Trustees of Dartmouth College, which is directed to mechanically interlocked, molecules-based materials for 3-D printing. The patent’s inventors are Professor Chenfeng Ke, a member of the Company’s Scientific Advisory Board and Qianming Lin, Professor Ke’s assistant. The patent grant is the culmination of the Intellectual Property License Agreement between the Company and Dartmouth with respect to an exclusive world-wide license of intellectual property related to 3D printable materials in the fields of human and animal health.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2022 and 2021

Note 8 – Intellectual Property License Agreement and Sponsored Research Agreement (continued)

Dartmouth College – Intellectual Property License Agreement (continued)

The Company expensed $6,250 as license fees during the three months ended March 31, 2022 and 2021 with respect to such annual fee.

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

The following table is the recognized compensation in respect of the above stock option compensation ((a) and (b)) which amount has been allocated as below:

 QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2022 and 2021

Note 9 – Stock Plan (continued)

(b) Stock Options granted to Employees:

	For Three Months ended
	March 31,
	2022	2021
Research and development expenses	$-	$3,100

As of March 31, 2022 and December 31, 2021, there was no unrecognized compensation remaining to be recognized in future periods.

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

	For Three Months ended
	December 31,
	2022	2021

General and administrative expenses	$-	$-

The fair value of each option award referenced above is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions at the measurement date(s):

Measurement date
Dividend yield	0%
Expected volatility	114.69~198.38%
Risk-free interest rate	0.39%~2.68%
Expected life (years)	3 ~ 5
Stock Price	$ 0.38 ~ 2.80
Exercise Price	$ 0.40 ~ 2.00

 QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2022 and 2021

Note 9 – Stock Plan (continued)

A summary of the activity for the Company’s stock options at March 31, 2022 and December 31, 2021, is as follows:

	March 31, 2022			December 31, 2021
		Weighted Average Exercise	Weighted Average Remaining Contractual Life		Weighted Average Exercise	Weighted Average Remaining Contractual Life
	Shares	Price	(in years)	Shares	Price	(in years)
Outstanding, beginning of period	4,098,332	$2	3.08	3,276,666	$1.98	3.28
Granted	-	-	-	975,000	$2	-
Exercised	-	-	-	-	$-	-
Canceled/forfeited	-	$-	-	(153,334)	$2	-
Outstanding, end of period	4,098,332	$2	2.76	4,098,332	$2	3.08
Options exercisable, end of period	4,098,332	$2	2.76	4,098,332	$2	3.08
Weighted average fair value of options granted		$2			$1.98

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

There were 2,000 shares of Series A Preferred Stock issued and outstanding as of March 31, 2022 and December 31, 2021.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2022 and 2021

Note 10 – Capital Stock (continued)

Common Stock

There were 13,289,789 shares of common stock issued and outstanding as of March 31, 2022 and December 31, 2021.

Common Stock Purchase Warrants

As of March 31, 2022 and December 31, 2021, the following common stock purchase warrants were outstanding:

	Warrants		Weighted Average Exercise Price
Outstanding – December 31, 2020	180,000		$1.00
Granted	115,000	(1)	1.00
Canceled/forfeited	-		-
Exercised	-		-
Outstanding – December 31, 2021	295,000		1.00
Granted	-		-
Canceled/forfeited	-		-
Exercised	-		-
Outstanding – March 31, 2022	295,000		$1.00

(1) On June 15, 2021, the Company granted a convertible noteholder a warrant to purchase 115,000 shares of common stock at an exercise price of $1.00, subject to adjustments for full ratchet resets for dilutive issuances at lower prices. (See Note 5(2) above.)

Note 11 – Subsequent Events

The Company has evaluated events for the period through the date of the issuance of these financial statements and determined that there are no additional events requiring disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains predictions, estimates and other forward-looking statements relating to future events or our future financial performance. In some cases, you   can identify forward-looking statements by terminology such as “may,” “should,” “intends,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements involve known and unknown risks, uncertainties and other factors including the risks set forth in the section entitled “Risk Factors” in our prospectus, as filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2022, that may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our condensed unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The following discussion of our financial condition and results of operations should be read in conjunction with the notes to the unaudited financial statements appearing elsewhere in this Report and the Company’s audited financial statements for the fiscal year ended December 31, 2021, as filed with the SEC in its Annual Report on Form 10-K on March 11, 2022, along with the accompanying notes. As used in this Quarterly Report, the terms “we,” “us,” “our” and the “Company” means Qrons Inc.

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

As a result of the Company's multidiscipline research effort in the field of supramolecular and polymeric materials chemistry and neuronal tissue engineering, on April 3, 2022, the Company filed a US provisional patent application for inventions of therapeutic polypseudorotaxane hydrogels, thereby providing the Company with the option to, in the future, seek protection for these inventions globally. The patent application relates generally to the treatment of pathological central nervous system conditions such as traumatic injury or neurodegenerative disease and the applications of uses of hydrogels in the treatment of such conditions.

We have not generated any revenue from the sale of products.

Results of Operations

Three Months Ended March 31, 2022 and March 31, 2021

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future.

Net Loss

We had a net loss of $264,128 in the three months ended March 31, 2022 compared to a net loss of $235,309 in the three months ended March 31, 2021, as follows:

	For the Three Months Ended
	March 31,
	2022	2021

Net sales	$-	$-

Operating expenses:
Research and development expenses	8,932	11,836
Professional fees	44,866	15,640
General and administrative expenses	9,758	10,877
Total operating expenses	63,556	38,363

Loss from operations	(63,556)	(38,363)

Other income (expense)
Interest expense	(34,617)	(10,986)
Change in derivative liabilities	(165,955)	(185,960)
Total other income (expense)	(200,572)	(196,946)

Net loss	$(264,128)	$(235,309)

Operating Expenses

Total operating expenses for the three months ended March 31, 2022 were $63,556 compared to total operating expenses of $38,363 for the three months ended March 31, 2021. The increase in operating expenses during the three months ended March 31, 2022 is due to an increase in professional fees from $15,640 for the three months ended March 31, 2021 to $44,866 for the three months ended March 31, 2022 partially offset by a decrease in research and development expenses from $11,836 for the three months ended March 31, 2021 to $8,932 for the three months ended March 31, 2022, and a small decrease in general and administrative expenses from $10,887 during the three months ended March 31, 2021 to $9,758 for the three months ended March 31, 2022. During the three months ended March 31, 2021, the Company incurred $11,836 of  research and development expenses which included service fees related to certain research and development agreements of $3,100, technology licensing fees of $8,250 and lab supplies and expenses of $486,as compared to $8,932 in research and development fees for the three months ended March 31, 2022 which includes licensing fees of $6,250 and software license and equipment costs of $2,682. The increase in professional fees for the three months ended March 31, 2022 is due to an increase in accounting and legal fees related to the Company's filing of a registration statement and prospectus  during the three months ended March 31, 2022  with no comparable expense during the three months ended March 31, 2021.

Other Income (Expense)

Other expense in the three months ended March 31, 2022 was $200,572, which included a loss of $165,955 as a result of the change in value of derivative liabilities, and interest expense of $34,617 which is comprised of accretion of convertible notes of $29,291 and accrued interest on convertible notes payable of $5,326. Other expense in the three months ended March 31, 2021 was $196,946, which included a loss of $185,960 as a result of the change in value of derivative liabilities, and interest expense of $10,986 which is comprised of accretion of convertible notes of $88,833 and accrued interest on convertible notes payable of $2,153.

Operating Activities

Net cash used in operating activities was $29,411 for the three months ended March 31, 2022 compared to $28,189 for the three months ended March 31, 2021.  Net cash used in operating activities for the three months ended March 31, 2022 was primarily the result of net loss, offset by non-cash items, accretion of debt discount of $29,291, an increase   in  derivative liabilities of $165,955, and changes to  operating assets and liabilities, including an increase to prepaid expenses of $2,163, an increase to accounts payable of $41,054 and an increase to accounts payable-related parties of $580.  Net Cash used in operating activities for the three months ended March 31, 2021 was primarily the result of  net loss, offset by non-cash items including compensation in the form of stock options for research and development expense totalling $3,100,  accretion of debt discount of $8,833, a loss from the change  in derivative liabilities of $185,960 and changes to operating assets and liabilities, including an increase to prepaid expenses of $6,000, a increase to accounts payable of $17,623 and an decrease to accounts payable-related parties of $2,396.

Investing Activities

There were no investing activities during the three months ended March 31, 2022 and 2021.

Financing Activities

There were no financing activities during the three months ended March 31, 2022 and 2021.

Liquidity and Capital Resources

As of March 31, 2022, we had cash of $5,654 and prepaid expenses totalling $2,163. We are in the early stage of development and have experienced net losses to date and have not generated revenue from operations which raises substantial doubt about our ability to continue as a going concern. There are a number of conditions that we must satisfy before we will be able to commercialize potential products and generate revenue, including successful development of product candidates, which includes clinical trials, FDA approval, demonstration of effectiveness sufficient to generate commercial orders by customers, establishing production capabilities as well as effective marketing and sales capabilities for our product. We do not currently have sufficient resources to accomplish any of these conditions necessary for us to generate revenue and expect to incur increasing operating expenses. We will require substantial additional funds for operations, the service of debt and to fund our business objectives. There can be no assurance that financing, whether debt or equity, will be available to us in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms favorable to us. If additional funds are raised by the issuance of equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing stockholders. We currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources.

As we continue to monitor the  impact of the COVID-19 outbreak, we continue exploring sources of debt and equity financings as well as available grants. We are currently exploring and are in discussions for potential strategic alternatives in the biotechnology field which could advance our MSCs and neurodegenerative research.  There can be no assurance the necessary financing will be available or that a suitable strategic partner will be identified. In such event, we may explore relationships with third parties to develop or commercialize products or technologies that we have not previously sought to develop or commercialize, decide to exit our existing business, cease operations altogether or pursue an acquisition of our company. However, without additional financing, we do not believe our resources will be sufficient to meet our operating and capital needs beyond the second quarter of 2022.

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

Research and Development Costs: The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, Research and Development. Research and development costs were $8,932 and $11,836 for the three months ended March 31 2022 and 2021, respectively.

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

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred. The Company did not incur advertising and marketing costs during the three months ended March 31, 2022 and 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of March 31, 2022, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

QRONS INC.

Date: May 16, 2022	By:	/s/ Jonah Meer
Jonah Meer
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

