Form 10-Q
period 2022-06-30
Qrons Inc.
filed 2022-08-15
CIK 1689084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, there were 13,289,789 shares of the registrant’s common stock outstanding.

QRONS INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QRONS INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2022	December 31, 2021

ASSETS
Current assets
Cash and cash equivalents	$8,354	$35,065
Total current assets	8,354	35,065

TOTAL ASSETS	$8,354	$35,065

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$117,521	$90,976
Accounts payable and accrued liabilities – related party	38,772	38,192
Demand loans, related party	50,000	50,000
Advances from related party	336,000	286,000
Unsecured short-term advances	100,000	100,000
Convertible notes – related party	25,000	25,000
Convertible notes, net of debt discount	195,000	141,685
Derivative liabilities	441,262	405,957
Total current liabilities	1,303,555	1,137,810

Total liabilities	1,303,555	1,137,810

Stockholders’ deficit
Series A Preferred stock: $0.001 par value; 10,000 shares authorized; 2,000 shares issued and outstanding	2	2
Common stock, $0.0001 par value: 100,000,000 shares authorized; 13,289,789 shares issued and outstanding	1,329	1,329
Additional paid-in capital	7,697,351	7,697,351
Accumulated deficit	(8,993,883)	(8,801,427)
Total stockholders’ deficit	(1,295,201)	(1,102,745)
TOTAL LIABILITIES & STOCKHOLDERS’ DEFICIT	$8,354	$35,065

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended		Six Months ended
	June 30,		June 30,
	2022	2021	2022	2021

Net sales	$-	$-	$-	$-

Operating expenses:
Research and development expenses	8,414	11,350	17,346	23,186
Professional fees	9,039	8,300	53,905	23,940
General and administrative expenses	13,611	23,148	23,369	34,035
Total operating expenses	31,064	42,798	94,620	81,161

Income (loss) from operations	(31,064)	(42,798)	(94,620)	(81,161)

Other income (expense)
Interest expense	(27,914)	(111,758)	(62,531)	(122,744)
Change in fair market value of derivative liabilities	130,650	189,130	(35,305)	3,170
Total other income (expense)	102,736	77,372	(97,836)	(119,574)

Net income (loss)	$71,672	$34,574	$(192,456)	$(200,735)

Net income (loss) per common share - basic	$0.01	$0.00	$(0.01)	$(0.02)
Net income (loss) per common share - diluted	$0.00	$0.00	$(0.01)	$(0.01)

Weighted average shares outstanding
Basic	13,289,789	13,089,789	13,289,789	13,089,789
Diluted	18,761,704	17,610,815	18,761,704	17,610,815

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Series A Preferred		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	2,000	$2	13,289,789	$1,329	$7,697,351	$(8,801,427)	$(1,102,745)

Net loss for the period	-	-	-	-	-	(264,128)	(264,128)
Balance, March 31, 2022	2,000	2	13,289,789	1,329	7,697,351	(9,065,555)	(1,366,873)

Net loss for the period	-	-	-	-	-	71,672	71,672
Balance, June 30, 2022	2,000	$2	13,289,789	$1,329	$7,697,351	$(8,993,883)	$(1,295,201)

	Series A Preferred		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2020	2,000	$2	13,289,789	$1,329	$7,037,796	$(7,733,443)	$(694,316)
Stock options granted to non-employees as research and development costs	-	-	-	-	3,100	-	3,100
Net loss for the period	-	-	-	-	-	(235,309)	(235,309)
Balance, March 31, 2021	2,000	2	13,289,789	1,329	7,040,896	(7,968,752)	(926,525)
Stock options granted to non-employees as research and development costs	-	-	-	-	3,100	-	3,100
Net loss for the period	-	-	-	-	-	34,574	34,574
Balance, June 30, 2021	2,000	$2	13,289,789	$1,329	$7,043,996	$(7,934,178)	$(888,851)

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months ended June 30,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(192,456)	$(200,735)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock options issued for research and development expense	-	6,200
Non cash interest	-	94,332
Accretion of debt discount	53,315	22,490
Change in derivative liabilities	35,305	(3,170)
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	-	(4,000)
Increase in accounts payable and accrued liabilities	26,545	14,141
(Decrease) increase in accounts payable and accrued liabilities, related party	580	(2,507)
Net cash used by operating activities	(76,711)	(73,249)

Cash Flows From Investing Activities
Net cash provided from (used by) investing activities	-	-

Cash Flows From Financing Activities
Advances from related party	50,000	-
Proceeds from convertible note	-	100,000
Net cash provided from financing activities	50,000	100,000

(Decrease) increase in cash and cash equivalents	(26,711)	26,751

Cash at beginning of year	35,065	57,632
Cash at end of period	$8,354	$84,383

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
Derivative liability associated with debt discount	$-	$51,009
Derivative liability associated with warrants	$-	$143,323

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2022 and 2021

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

The Company’s principal executive office is located at 28-10 Jackson Avenue, Long Island City, #26N, New York 1-1101

.

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

Research and Development Costs: The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, Research and Development. Research and development costs were $17,346 and $23,186 for the six months ended June 30, 2022 and 2021, respectively.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2022 and 2021

Note 2 – Summary of Significant Accounting Policies (continued)

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred. The Company incurred no advertising and marketing costs during the six months ended June 30, 2022 and 2021.

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

Stock Based Compensation and Other Share-Based Payments: The Company records stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation, using the fair value method of the award on grant date. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the equity instruments issued. The expense attributable to the Company’s directors is recognized over the period the amounts are earned and vested, and the expense attributable to the Company’s non-employees is recognized when vested, as described in Note 9, Stock Plan.

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

The following table provides a summary of the fair value of the Company’s derivative liabilities as of June 30, 2022 and December 31, 2021:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of June 30, 2022:
Liabilities
Derivative liabilities	$-	$-	$441,262

As of December 31, 2021:
Liabilities
Derivative liabilities	$-	$-	$405,957

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2022 and 2021

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

The table below reflects the potentially dilutive securities outstanding during each reporting period:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Research warrants at 3% of issued and outstanding shares	398,694	398,694
Convertible notes	689,189	634,966
Series A preferred shares	700	700
Stock options vested	4,088,332	3,191,666
Stock purchase warrants	295,000	295,000
Total	5,471,915	4,521,026

New Accounting Pronouncements: Certain new accounting pronouncements that have been issued are not expected to have a material effect on the Company’s financial statements.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2022 and 2021

Note 3 – Going Concern

The Company has experienced net losses to date and has not generated revenues from operations. While the Company raised proceeds of $100,000 during the year ended December 31, 2021 through the issuance of a convertible promissory note, and a further $50,000 in unsecured advances from related parties in the current six months ended June 30, 2022, it does not believe its resources will be sufficient to meet its operating and capital needs beyond the third quarter of 2022. The Company expects it will require additional capital to fully implement the scope of its proposed business operations, which raises substantial doubt about its ability to continue as a going concern. The Company will have to continue to rely on equity and debt financing, and continued support from its officers and directors. There can be no assurance that financing, whether debt or equity, will be available to the Company in the amount required at any particular time or for any particular period or, if available, that it can be obtained on favorable terms. In addition, if the Company is unable to obtain adequate financing due to the continued effect of COVID-19 on the capital markets, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations.

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

June 30, 2022 and 2021

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

The carrying value of these convertible notes is as follows:

	June 30, 2022	December 31, 2021
Face value of certain convertible notes	$25,000	$25,000
Carrying value	$25,000	$25,000

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2022	2021	2022	2021
Interest on the convertible notes	$499	$499	$992	$992

As of June 30, 2022 and December 31, 2021, the unpaid interest balance under Accounts payable and accrued liabilities – related party was $10,441 and $9,449, respectively.

As a result of the application of ASC 815, the fair value of the derivative liability associated with the conversion feature is summarized as follows:

Balance at December 31, 2020	$61,682
Change in fair value	11,417
Balance at December 31, 2021	73,099
Change in fair value	(38,190)
Balance at June 30, 2022	$34,909

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2022 and 2021

Note 4 – Convertible Note – Related Party and Derivative Liabilities (continued)

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of June 30, 2022 and December 31, 2021 and the commitment date:

	Commitment Date	December 31, 2021	June 30, 2022
Expected dividends	0	0	0
Expected volatility	101% ~103%	181%~ 182%	75% ~ 202%
Expected term	0.92 ~ 1 year	0.67 ~ 0.74 year	0.17 ~ 0.24 year
Risk free interest rate	1.33%	1.06%	1.28%

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

The carrying value of these convertible notes is as follows:

	June 30, 2022	December 31, 2021
Face value of certain convertible notes	$80,000	$80,000
Less: unamortized discount	-	(541)
Carrying value	$80,000	$79,459

Interest expenses associated with the convertible notes are as follows:

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2022	2021	2022	2021
Interest on the convertible notes	$1,596	$1,895	$3,174	$2,569
Amortization of debt discount	-	8,931	541	17,764
Total	$1,591	$10,826	$3,715	$20,333

As of June 30, 2022 and December 31, 2021, the unpaid interest balance under Accounts payable and accrued liabilities was $16,043 and $12,869, respectively.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2022 and 2021

Note 5 – Convertible Note and Derivative Liabilities (continued)

 (1) 8% Convertible notes with warrants issued in December 2019 and February 2020 (continued)

The convertible notes qualify for derivative accounting and bifurcation under ASC 815. The derivative liability of the $80,000 convertible notes was calculated using the Black-Scholes pricing model to be $72,689.

As a result of the application of ASC 815, as of June 30, 2022 and December 31, 2021, the fair value of the derivative liability associated with the conversion feature is summarized as follows:

Balance at December 31, 2020	$92,803
Change in fair value	64,687
Balance at December 31, 2021	157,490
Change in fair value	(69,796)
Balance at June 30, 2022	$87,694

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of June 30, 2022 and December 31, 2021 and the commitment date:

	Commitment Date	December 31, 2021	June 30, 2022
Expected dividends	0	0	0
Expected volatility	154% ~173%	203%~301%	262%~237%
Expected term	2.10 years	1.08 ~ 1.22 years	0.58 ~ 0.72 years
Risk free interest rate	1.42 ~ 1.65%	0.39%	1.72%

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

June 30, 2022 and 2021

Note 5 – Convertible Note and Derivative Liabilities (continued)

 (2) 8% Convertible note with warrants issued on June 15, 2021 (continued)

The Company valued the embedded default derivative liability of the Quick Note and the Quick Warrant liability, including the full ratchet reset feature, using Monte Carlo models.

While the Company has not received a notice of default, the Quick Note matured on June 15, 2022, and the fair value of the Quick Note and Quick Warrant embedded default derivatives liability has been valued as of June 30, 2022.

The carrying value of the Quick Note is as follows:

	June 30, 2022	December 31, 2021
Face value of Quick Note	$115,000	$115,000
Less: unamortized discount	-	(52,774)
Carrying value	$115,000	$62,226

Interest expenses associated with the conversion feature is as follows:

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2022	2021	2022	2021
Interest on Quick Note	$2,294	$378	$4,562	$378
Day one loss associated with derivatively liability	-	79,332	-	79,332
Amortization of debt discount	24,024	4,726	52,774	4,726
Total	$26,318	$84,436	$57,336	$84,436

As a result of the application of ASC 815 as of June 30, 2022 and December 31, 2021, the fair value of the derivative liability associated with the conversion feature is summarized as follows:

Derivative liability associated with convertible note on commitment date	$51,009
Derivative liability associated with warrants on commitment date	143,323
Change in fair value – convertible note	(21,597)
Change in fair value – warrants	2,633
Balance at December 31, 2021	175,368
Change in fair value – convertible note	50,282
Change in fair value – warrants	93,009
Balance at June 30, 2022	$318,659

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of June 30, 2022 and December 31, 2021 and the commitment date:

Convertible note:	Commitment Date	December 31, 2021	June 30, 2022
Expected dividends	0	0	0
Expected volatility	307.10%	215.70%	196.50%
Expected term	1 years	0.45 years	0.01 years
Risk free interest rate	0.18%	0.43%	1.28%

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2022 and 2021

Note 5 – Convertible Note and Derivative Liabilities (continued)

 (2) 8% Convertible note with warrants issued on June 15, 2021 (continued)

Warrants:	Commitment Date	December 31, 2021	June 30, 2022
Expected dividends	0	0	0
Expected volatility	201.70%	200.90%	229.40%
Expected term	5 years	4.45 years	3.9 years
Risk free interest rate	0.65%	0.82%	2.430%

Note 6 – Unsecured Short-Term Advance from Third Party

On June 20, 2019, the Company received $100,000 from a third party in the form of an unsecured, demand, non-interest-bearing, short-term advance to meet its operating needs. The advance remains outstanding at June 30, 2022 and December 31, 2021.

Note 7 – Related Party Transactions

(1) Demand Loan from related party

On May 1, 2019, the Company issued a promissory note (the “Note”) to CubeSquare in the principal amount of $50,000. The Note bears interest at the rate of 8% per annum and is due and payable by the Company upon demand from CubeSquare. The Company recorded interest expenses of $997 and $1,983 for the three and six months ended June 30, 2022 and 2021. As of June 30, 2022 and December 31, 2021, the unpaid interest balance under Accounts payable and accrued liabilities – related party was $12,657 and $10,674, respectively.

(2) Advances from Related Parties

During the year ended December 31, 2019, the Company received $135,000 from Jonah Meer, its Chief Executive Officer, in the form of an unsecured, demand, non-interest-bearing, short-term advance to help meet its operating needs. During the year ended December 31, 2020, the Company received an additional $70,000 from Jonah Meer. An additional $50,000 in advances was received from Mr. Meer during the six months ended June 30, 2022. Mr. Meer is owed $255,000 and $205,000 in respect to these advances at June 30, 2022 and December 31, 2021, respectively.

On August 20, 2019, the Company received $50,000 from Ido Merfeld, its President, in the form of an unsecured, demand, non-interest-bearing, short-term advance to help meet its operating needs. During the year ended December 31, 2020, the Company received an additional $21,000 from Ido Merfeld. There were no additional advances from Mr. Merfeld during the six months ended June 30, 2022, as well as during the year ended December 31, 2021. Mr. Merfeld is owed $71,000 in respect to these advances at June 30, 2022 and December 31, 2021.

During the year ended December 31, 2020, the Company received $10,000 from CubeSquare in the form of an unsecured, demand, non-interest-bearing, short-term advance to help meet its operating needs which amount is outstanding as of June 30, 2022 and December 31, 2021. The Company’s Chief Executive Officer is the managing partner and the Company’s President is a 25% owner of CubeSquare.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2022 and 2021

Note 7 – Related Party Transactions (continued)

(3) Others

Jonah Meer, the Company’s Chief Executive Officer, made payments to various vendors during the years ended December 31, 2020 and 2019. During the six months ended June 30, 2022 and during the year ended December 31, 2021, the Company repaid $900 and $11,575, respectively, of these advances leaving a balance payable to Mr. Meer of $16,000 at June 30, 2022 (December 31, 2021 - $16,900), which amount is reflected in accounts payable, related party.

During the year ended December 31, 2019, Ido Merfeld, the Company’s President, made payments to various vendors in the aggregate amount of $1,169. The balance payable to Mr. Merfeld of $1,169 is reflected in accounts payable, related party as of June 30, 2022 and December 31, 2021.

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

June 30, 2022 and 2021

Note 8 – Intellectual Property License Agreement and Sponsored Research Agreement (continued)

Dartmouth College – Intellectual Property License Agreement

The Company expensed $12,500 as license fees during the six months ended June 30, 2022 and 2021 with respect to such annual fee.

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

On April 16, 2022, a three-year stock option to purchase 10,000 shares of common stock of the Company granted to a Science Advisor expired unexercised.

The following table is the recognized compensation in respect of the above stock option compensation ((a) and (b)) which amount has been allocated as below:

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2022 and 2021

Note 9 – Stock Plan (continued)

(b) Stock Options granted to Employees:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2022	2021	2022	2021
Research and development expenses	$-	$3,100	$-	$6,200

As of June 30, 2022 and December 31, 2021, there was no unrecognized compensation remaining to be recognized in future periods.

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

	For Three and Six Months ended
	June 30,
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

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2022 and 2021

Note 9 – Stock Plan (continued)

A summary of the activity for the Company’s stock options at June 30, 2022 and December 31, 2021, is as follows:

	June 30, 2022			December 31, 2021
		Weighted Average Exercise	Weighted Average Remaining Contractual Life		Weighted Average Exercise	Weighted Average Remaining Contractual Life
	Shares	Price	(in years)	Shares	Price	(in years)
Outstanding, beginning of period	4,098,332	$2	3.08	3,276,666	$1.98	3.28
Granted	-	-	-	975,000	$2	-
Exercised	-	-	-	-	$-	-
Canceled/forfeited	(10,000)	$-	-	(153,334)	$2	-
Outstanding, end of period	4,088,332	$2	2.51	4,098,332	$2	3.08
Options exercisable, end of period	4,088,332	$2	2.51	4,098,332	$2	3.08
Weighted average fair value of options granted		$2			$1.98

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

There were 2,000 shares of Series A Preferred Stock issued and outstanding as of June 30, 2022 and December 31, 2021.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2022 and 2021

Note 10 – Capital Stock (continued)

Common Stock

There were 13,289,789 shares of common stock issued and outstanding as of June 30, 2022 and December 31, 2021.

Common Stock Purchase Warrants

As of June 30, 2022 and December 31, 2021, the following common stock purchase warrants were outstanding:

	Warrants		Weighted Average Exercise Price
Outstanding – December 31, 2020	180,000		$1.00
Granted	115,000	(1)	1.00
Canceled/forfeited	-		-
Exercised	-		-
Outstanding – December 31, 2021	295,000		1.00
Granted	-		-
Canceled/forfeited	-		-
Exercised	-		-
Outstanding – June 30, 2022	295,000		$1.00

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

Results of Operations

Three Months Ended June 30, 2022 and June 30, 2021

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future.

Net Loss

We had net income of $71,672 in the three months ended  June 30, 2022 compared to net income of $34,574 in the three months ended June 30, 2021, as follows:

	Three Months ended
	June 30,
	2022	2021

Net sales	$-	$-

Operating expenses:
Research and development expenses	8,414	11,350
Professional fees	9,039	8,300
General and administrative expenses	13,611	23,148
Total operating expenses	31,064	42,798

Income (loss) from operations	(31,064)	(42,798)

Other income (expense)
Interest expense	(27,914)	(111,758)
Change in fair market value of derivative liabilities	130,650	189,130
Total other income (expense)	102,736	77,372

Net income (loss)	$71,672	$34,574

Operating Expenses

Total operating expenses for the three months ended June 30, 2022 were $31,064 compared to total operating expenses of $42,798 for the three months ended June 30, 2021. The decrease in operating expenses during the three months ended June 30, 2022 is due to an decrease in general and administrative fees from $23,148 for the three months ended June 30, 2021 to $13,611 for the three months ended June 30, 2022, as well as a decrease in research and development expenses from $11,350 for the three months ended June 30, 2021 to $8,414 for the three months ended June 30, 2022, offset by a small increase in professional fees from $8,300 during the three months ended June 30, 2021 to $9,039 for the three months ended June 30, 2022. During the three months ended June 30, 2021, the Company incurred $11,350 of research and development expenses which included service fees related to certain research and development agreements of $3,100 and technology licensing fees of $8,250 as compared to $8,414 in research and development fees for the three months ended June 30, 2022 which included licensing fees of $6,250 and software license and equipment costs of $2,164. The decrease in general and administrative fees for the three months ended June 30, 2022 is due to a decrease in branding and marketing expenses in the three month period ended June 30, 2022.

Other Income (Expense)

Other income in the three months ended June 30, 2022 was $102,736, which included an increase of $130,650 as a result of the change in value of derivative liabilities, offset by interest expense of $27,914 which is comprised of accretion of convertible notes of $24,024 and accrued interest on convertible notes payable of $3,890. Other income in the three months ended June 30, 2021 was $77,372, which included an increase of $189,130 as a result of the change in value of derivative liabilities, and interest expense of $111,758 which is comprised of accretion of convertible notes of $13,657, a day 1 loss on the valuation of convertible notes of $94,332 and accrued interest on convertible notes payable of $3,769.

Six Months Ended June 30, 2022 and June 30, 2021

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future.

Net Loss

We had a net loss of $192,456 in the six months ended June 30, 2022 compared to $200,735 in the six months ended June 30, 2021, as follows:

	For the Six Months Ended
	June 30,
	2022	2021

Net sales	$-	$-

Operating expenses:
Research and development expenses	17,346	23,186
Professional fees	53,905	23,940
General and administrative expenses	23,369	34,035
Total operating expenses	94,620	81,161

Income (loss) from operations	(94,620)	(81,161)

Other income (expense)
Interest expense	(62,531)	(122,744)
Change in fair market value of derivative liabilities	(35,305)	3,170
Total other income (expense)	(97,836)	(119,574)

Net (loss)	$(192,456)	$(200,735)

Operating Expenses

Total operating expenses for the six months ended June 30, 2022 were $94,620 compared to total operating expenses of $81,161 for the six months ended June 30, 2021. The increase in operating expenses during the six months ended June 30, 2022 is due to a substantial increase in professional fees from $23,940 in the six months ended June 30, 2021 to $53,905 in the six months ended June 30, 2022 due to an increase in legal and accounting fees in connection with the Company’s filing of a registration statement and prospectus in the six months ended June 30, 2022, offset by a decrease in research and development activities and general and administrative expenses. During the six months ended June 30, 2022 the Company incurred $17,346 of research and development expenses which included service fees related to certain research and development agreements of $4,327, technology licensing fees of $12,500 and purchases of lab supplies and equipment of $519 as compared to $23,186 of  research and development expenses which included service fees related to certain research and development agreements of $6,200, technology licensing fees of $16,500, and purchases of lab supplies and equipment of $486 in the six months ended June 30, 2021. The decrease in general and administrative fees for the three months ended June 30, 2022 from $34,035 for the six months ended June 30, 2021 to $23,369 in the six months ended June 30, 2022 is due to a decrease in branding and marketing expenses.

Other Income (Expense)

Other expense in the six months ended June 30, 2022 was $97,836 and included a loss of $35,305 as a result of the change in value of derivative liabilities and interest expense of $62,531, which is comprised of accretion of convertible notes of $53,315 and accrued interest on convertible notes of $9,216. Other expense in the six months ended June 30, 2021 was $119,574, which included an increase of $3,170 as a result of the change in value of derivative liabilities and interest expense of $122,744, which is comprised of accretion of convertible notes of $22,490, a day 1 loss on the valuation of a convertible note of $94,332 and accrued interest on convertible notes payable of $5,922.

Operating Activities

Net cash used in operating activities was $76,711 for the six months ended June 30, 2022 compared to $73,249 for the six months ended June 30, 2021.  Net cash used in operating activities for the six months ended June 30, 2022 was primarily the result of net loss, offset by non-cash items, accretion of debt discount of $53,315, an increase   in  derivative liabilities of $35,305 and changes to  operating assets and liabilities, including an increase to accounts payable of $26,545 and an increase to accounts payable-related parties of $580.  Net cash used in operating activities for the six months ended June 30, 2021 was primarily the result of  net loss, offset by non-cash items, including compensation in the form of stock options for research and development expense totaling $6,200,  accretion of debt discount of $22,490, a decrease in derivative liabilities of $3,170, a day 1 loss on certain convertible notes of $94,332 and changes to operating assets and liabilities, including an increase to prepaid expenses of $4,000, an increase to accounts payable of $14,141 and a decrease to accounts payable-related parties of $2,507.

Investing Activities

There were no investing activities during the six months ended June 30, 2022 and 2021.

Financing Activities

Net cash provided by financing activities was $100,000 for the six months ended June 30, 2021 compared to $50,000 for the six months ended June 30, 2022. During the six months ended June 30, 2021, the Company received net proceeds of $100,000 from a convertible note.  During the six months ended June 30, 2022 the Company received $50,000 in proceeds from a related party in the form of unsecured advances.

Liquidity and Capital Resources

As of June 30, 2022, we had cash of $8,354. We are in the early stage of development and have experienced net losses to date and have not generated revenue from operations which raises substantial doubt about our ability to continue as a going concern. There are a number of conditions that we must satisfy before we will be able to commercialize potential products and generate revenue, including successful development of product candidates, which includes clinical trials, FDA approval, demonstration of effectiveness sufficient to generate commercial orders by customers, establishing production capabilities as well as effective marketing and sales capabilities for our product. We do not currently have sufficient resources to accomplish any of these conditions necessary for us to generate revenue and expect to incur increasing operating expenses. We will require substantial additional funds for operations, the service of debt and to fund our business objectives. There can be no assurance that financing, whether debt or equity, will be available to us in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms favorable to us. If additional funds are raised by the issuance of equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing stockholders. We currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources.

As we continue to monitor the impact of the COVID-19 outbreak, we continue exploring sources of debt and equity financings as well as available grants. We are currently exploring and are in discussions for potential strategic alternatives in the biotechnology field which could advance our MSCs and neurodegenerative research.  There can be no assurance the necessary financing will be available or that a suitable strategic partner will be identified. In such event, we may explore relationships with third parties to develop or commercialize products or technologies that we have not previously sought to develop or commercialize, decide to exit our existing business, cease operations altogether or pursue an acquisition of our company. However, without additional financing, we do not believe our resources will be sufficient to meet our operating and capital needs beyond the third quarter of 2022.

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

Research and Development Costs: The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, Research and Development. Research and development costs were $17,346 and $23,186 for the six months ended June 30, 2022 and 2021, respectively.

Stock-Based Compensation and Other Share-Based Payments: The Company records stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation, using the fair value method on grant date. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the equity instruments issued. The expense attributable to the Company’s directors is recognized over the period the amounts are earned and vested, and the expense attributable to the Company’s non-employees is recognized when vested, as described in Note 9, Stock Plan.

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred. The Company incurred no advertising and marketing costs during the six months ended June 30, 2022 and 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of June 30, 2022, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

QRONS INC.

Date: August 15, 2022	By:	/s/ Jonah Meer
Jonah Meer
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

