Form 10-Q
period 2022-09-30
Qrons Inc.
filed 2022-11-14
CIK 1689084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

______________________________________________

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

As of November 10, 2022, there were 13,289,789 shares of the registrant’s common stock outstanding.

QRONS INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QRONS INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2022	December 31, 2021

ASSETS
Current assets
Cash and cash equivalents	$8,467	$35,065
Total current assets	8,467	35,065

TOTAL ASSETS	$8,467	$35,065

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$131,517	$90,976
Accounts payable and accrued liabilities – related party	30,842	38,192
Demand loans, related party	85,873	50,000
Advances from related party	348,500	286,000
Unsecured short-term advances	100,000	100,000
Convertible notes – related party	-	25,000
Convertible notes, net of debt discount	195,000	141,685
Derivative liabilities	336,172	405,957
Total current liabilities	1,227,904	1,137,810

Total liabilities	1,227,904	1,137,810

Stockholders’ deficit
Series A Preferred stock: $0.001 par value; 10,000 shares authorized; 2,000 shares issued and outstanding	2	2
Common stock, $0.0001 par value: 100,000,000 shares authorized; 13,289,789 shares issued and outstanding	1,329	1,329
Additional paid-in capital	7,697,351	7,697,351
Accumulated deficit	(8,918,119)	(8,801,427)
Total stockholders’ deficit	(1,219,437)	(1,102,745)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$8,467	$35,065

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2022	2021	2022	2021

Net sales	$-	$-	$-	$-

Operating expenses:
Research and development expenses	6,250	9,076	23,596	32,262
Professional fees	8,999	11,868	62,904	35,808
General and administrative expenses	7,202	9,363	30,571	43,398
Total operating expenses	22,451	30,307	117,071	111,468

Loss from operations	(22,451)	(30,307)	(117,071)	(111,468)

Other income (expense)
Interest expense	(6,875)	(43,526)	(69,406)	(166,270)
Change in fair market value of derivative liabilities	105,090	(6,047)	69,785	(2,877)
Total other income (expense)	98,215	(49,573)	379	(169,147)

Net income (loss)	$75,764	$(79,880)	$(116,692)	$(280,615)

Net income (loss) per common share - basic	$0.01	$(0.01)	$(0.01)	$(0.02)
Net income (loss) per common share – diluted	$0.00	$0.00	$(0.01)	$(0.01)

Weighted average shares outstanding
Basic	13,289,789	13,289,789	13,289,789	13,289,789
Diluted	18,761,704	17,737,367	18,761,704	17,737,367

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

	Series A Preferred		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	2,000	$2	13,289,789	$1,329	$7,697,351	$(8,801,427)	$(1,102,745)

Net loss for the period	-	-	-	-	-	(264,128)	(264,128)
Balance, March 31, 2022	2,000	2	13,289,789	1,329	7,697,351	(9,065,555)	(1,366,873)

Net income for the period	-	-	-	-	-	71,672	71,672
Balance, June 30, 2022	2,000	2	13,289,789	1,329	7,697,351	(8,993,883)	(1,295,201)

Net income for the period	-	-	-	-	-	75,764	75,764
Balance, September 30, 2022	2,000	$2	13,289,789	$1,329	$7,697,351	$(8,918,119)	$(1,219,437)

	Series A Preferred		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2020	2,000	$2	13,289,789	$1,329	$7,037,796	$(7,733,443)	$(694,316)

Stock options granted to non-employees as research and development costs	-	-	-	-	3,100	-	3,100
Net loss for the period	-	-	-	-	-	(235,309)	(235,309)
Balance, March 31, 2021	2,000	2	13,289,789	1,329	7,040,896	(7,968,752)	(926,525)

Stock options granted to non-employees as research and development costs	-	-	-	-	3,100	-	3,100
Net income for the period	-	-	-	-	-	34,574	34,574
Balance, June 30, 2021	2,000	2	13,289,789	1,329	7,043,996	(7,934,178)	(888,851)

Net loss for the period	-	-	-	-	-	(79,880)	(79,880)
Balance, September 30, 2021	2,000	$2	13,289,789	$1,329	$7,043,996	$(8,014,058)	$(968,731)

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months ended September 30,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(116,692)	$(280,615)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock options issued for research and development expense	-	6,200
Non cash interest	-	94,332
Accretion of debt discount	53,315	60,269
Change in fair market value of derivative liabilities	(69,785)	2,877
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	-	(2,000)
Increase in accounts payable and accrued liabilities	40,541	22,399
(Decrease) increase in accounts payable and accrued liabilities, related party	3,523	(3,920)
Net cash used by operating activities	(89,098)	(100,458)

Cash Flows From Investing Activities
Net cash provided from (used by) investing activities	-	-

Cash Flows From Financing Activities
Advances from related party	62,500	-
Proceeds from convertible note	-	100,000
Net cash provided from financing activities	62,500	100,000

Decrease in cash and cash equivalents	(26,598)	(458)

Cash at beginning of year	35,065	57,632
Cash at end of period	$8,467	$57,174

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
Convertible notes – related party modified to 6% promissory note	$25,000	$-
Accrued interest payable – related party convertible note modified to 6% promissory note	$10,873	$-
Derivative liability associated with debt discount	$-	$51,009
Derivative liability associated with warrants	$-	$143,323

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2022 and 2021

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

The Company is an innovative biotechnology company dedicated to developing biotech products, treatments and technologies to combat neuronal diseases, which are an enormous social and economic burden on society. The Company seeks to engage in strategic arrangements with companies and institutions that are developing breakthrough technologies in the fields of artificial intelligence, machine learning, molecular biology, stem cells and tissue engineering, for deployment in the fight against neuronal diseases. The Company’s search is currently focused on researchers based in Israel, a country which is world-renowned for biotech innovations and where its President is located and where its research to date has been conducted.

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

Cash Equivalents: The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

Research and Development Costs: The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, Research and Development. Research and development costs were $23,596 and $32,262 for the nine months ended September 30, 2022 and 2021, respectively.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2022 and 2021

Note 2 – Summary of Significant Accounting Policies (continued)

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred. The Company incurred no advertising and marketing costs during the nine months ended September 30, 2022 and 2021.

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

The following table provides a summary of the fair value of the Company’s derivative liabilities as of September 30, 2022 and December 31, 2021:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of September 30, 2022:
Liabilities
Derivative liabilities	$-	$-	$336,172

As of December 31, 2021:
Liabilities
Derivative liabilities	$-	$-	$405,957

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2022 and 2021

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

The table below reflects the potentially dilutive securities outstanding during each reporting period:

	Nine Months Ended September 30,
	2022	2021
Research warrants at 3% of issued and outstanding shares	398,694	398,694
Convertible notes	593,637	568,184
Series A preferred shares	700	700
Stock options vested	4,048,332	3,185,000
Stock purchase warrants	295,000	295,000
Total	5,336,363	4,447,578

New Accounting Pronouncements: Certain new accounting pronouncements that have been issued are not expected to have a material effect on the Company’s financial statements.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2022 and 2021

Note 3 – Going Concern

The Company has experienced net losses to date and has not generated revenues from operations. While the Company raised proceeds of $100,000 during the year ended December 31, 2021 through the issuance of a convertible promissory note, and a further $62,500 in unsecured advances from related parties in the current nine months ended September 30, 2022, it does not believe its resources will be sufficient to meet its operating and capital needs beyond the fourth quarter of 2022. The Company expects it will require additional capital to fully implement the scope of its proposed business operations, which raises substantial doubt about its ability to continue as a going concern. The Company will have to continue to rely on equity and debt financing, and continued support from its officers and directors. There can be no assurance that financing, whether debt or equity, will be available to the Company in the amount required at any particular time or for any particular period or, if available, that it can be obtained on favorable terms. In addition, if the Company is unable to obtain adequate financing due to the continued effect of COVID-19 on the capital markets, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations.

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

COVID-19 also caused significant disruptions to the global financial markets, which severely impacted our ability to raise additional capital. We terminated our employees in April 2020 in an effort to conserve resources as we evaluated our business development efforts. We may be required to further reduce operations or cease operations if we are unable to finance our operations.

We remain unable to predict with certainty the ongoing effects of the COVID-19 pandemic on future operations, as well as the actions of governments, and when and to what extent normal economic and operating conditions will return to pre-pandemic levels. Even as the COVID-19 pandemic has subsided, we continue to experience adverse impacts to our business, including delays on the successful raising of additional capital.

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

September 30, 2022 and 2021

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

On September 27, 2022 the Board and the noteholder agreed to cancel the two convertible notes and in full satisfaction of such outstanding debt to issue a new 6% promissory note to CubeSquare in the principal amount of $35,873, representing the aggregate principal amount of $25,000 and the aggregate amount of any and all accrued interest in the amount of $10,873 as of September 27, 2022.

The Company analyzed the amendment to Note 1 and Note 2 under ASC 815-10-15-83 and concluded that the conversion feature within these two convertible Notes meet the definition of a derivative. The Company estimated the fair value of the derivative at each report date using the Black-Scholes valuation model to value the derivative liability related to the variable conversion rate.

The carrying value of these convertible notes is as follows:

	September 30, 2022	December 31, 2021
Face value of certain convertible notes	$25,000	$25,000
Convertible notes extinguish	(25,000)	-
Carrying value	$-	$25,000

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2022	2021	2022	2021
Interest on the convertible notes	$432	$504	$1,424	$1,510

As of September 30, 2022 and December 31, 2021, the unpaid interest balance under Accounts payable and accrued liabilities – related party was $0 and $9,449, respectively.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2022 and 2021

Note 4 – Convertible Note – Related Party and Derivative Liabilities (continued)

As a result of the application of ASC 815, the fair value of the derivative liability associated with the conversion feature is summarized as follows:

Balance at December 31, 2020	$61,682
Change in fair value	11,417
Balance at December 31, 2021	73,099
Change in fair value	(73,099)
Balance at September 30, 2022	$-

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of September 27, 2022 and December 31, 2021 and the commitment date:

	Commitment Date	December 31, 2021	September 27, 2022
Expected dividends	0	0	0
Expected volatility	101% ~103%	181% ~ 182%	101.56%
Expected term	0.92 ~ 1 year	0.67 ~ 0.74 year	0.00 year
Risk free interest rate	1.33%	1.06%	2.22%

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

The carrying value of these convertible notes is as follows:

	September 30, 2022	December 31, 2021
Face value of certain convertible notes	$80,000	$80,000
Less: unamortized discount	-	(541)
Carrying value	$80,000	$79,459

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2022 and 2021

Note 5 – Convertible Note and Derivative Liabilities (continued)

(1) 8% Convertible notes with warrants issued in December 2019 and February 2020 (continued)

Interest expenses associated with the convertible notes are as follows:

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2022	2021	2022	2021
Interest on the convertible notes	$1,613	$1,916	$4,787	$4,485
Amortization of debt discount	-	9,029	541	26,793
Total	$1,613	$10,945	$5,328	$31,278

As of September 30, 2022 and December 31, 2021, the unpaid interest balance under Accounts payable and accrued liabilities was $17,656 and $12,869, respectively.

The convertible notes qualify for derivative accounting and bifurcation under ASC 815. The derivative liability of the $80,000 convertible notes was calculated using the Black-Scholes pricing model to be $72,689.

As a result of the application of ASC 815, as of September 30, 2022 and December 31, 2021, the fair value of the derivative liability associated with the conversion feature is summarized as follows:

Balance at December 31, 2020	$92,803
Change in fair value	64,687
Balance at December 31, 2021	157,490
Change in fair value	(131,036)
Balance at September 30, 2022	$26,454

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of September 30, 2022 and December 31, 2021 and the commitment date:

	Commitment Date	December 31, 2021	September 30, 2022
Expected dividends	0	0	0
Expected volatility	154% ~173%	203% ~ 301%	95% ~ 101%
Expected term	2.10 years	1.08 ~ 1.22 years	0.25 ~ 0.39 years
Risk free interest rate	1.42 ~ 1.65%	0.39%	3.33%

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

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2022 and 2021

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

While the Company has not received a notice of default, the Quick Note matured on June 15, 2022, and the fair value of the Quick Note and Quick Warrant embedded default derivatives liability has been valued as of September 30, 2022.

The carrying value of the Quick Note is as follows:

	September 30, 2022	December 31, 2021
Face value of Quick Note	$115,000	$115,000
Less: unamortized discount	-	(52,774)
Carrying value	$115,000	$62,226

Interest expenses associated with the conversion feature is as follows:

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2022	2021	2022	2021
Interest on Quick Note	$2,319	$2,319	$6,881	$2,697
Day one loss associated with derivatively liability	-	-	-	79,332
Amortization of debt discount	-	28,750	52,774	33,476
Total	$2,319	$31,069	$59,655	$115,505

As a result of the application of ASC 815 as of September 30, 2022 and December 31, 2021, the fair value of the derivative liability associated with the conversion feature is summarized as follows:

Derivative liability associated with convertible note on commitment date	$51,009
Derivative liability associated with warrants on commitment date	143,323
Change in fair value – convertible note	(21,597)
Change in fair value – warrants	2,633
Balance at December 31, 2021	175,368
Change in fair value – convertible note	52,035
Change in fair value – warrants	82,315
Balance at September 30, 2022	$309,718

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2022 and 2021

Note 5 – Convertible Note and Derivative Liabilities (continued)

(2) 8% Convertible note with warrants issued on June 15, 2021 (continued)

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of September 30, 2022 and December 31, 2021 and the commitment date:

Convertible note:	Commitment Date	December 31, 2021	September 30, 2022
Expected dividends	0	0	0
Expected volatility	307.10%	215.70%	101.40%
Expected term	1 years	0.45 years	0.00 years
Risk free interest rate	0.18%	0.43%	1.28%

Warrants:	Commitment Date	December 31, 2021	September 30, 2022
Expected dividends	0	0	0
Expected volatility	201.70%	200.90%	208.90%
Expected term	5 years	4.45 years	3.7 years
Risk free interest rate	0.65%	0.82%	3.760%

Note 6 – Unsecured Short-Term Advance from Third Party

On June 20, 2019, the Company received $100,000 from a third party in the form of an unsecured, demand, non-interest-bearing, short-term advance to meet its operating needs. The advance remains outstanding at September 30, 2022 and December 31, 2021.

Note 7 – Related Party Transactions

(1) Demand Loan from related party

On May 1, 2019, the Company issued a promissory note (the “Note”) to CubeSquare in the principal amount of $50,000. The Company’s Chief Executive Officer is the managing partner and the Company’s President is a 25% owner of CubeSquare. The Note bears interest at the rate of 8% per annum and is due and payable by the Company upon demand from CubeSquare. The Company recorded interest expenses of $997 and $2,981 for the three and nine months ended September 30, 2022 and recorded interest expenses of $1,008 and $2,991 for the three and nine months ended September 30, 2021.

On September 27, 2022 the Board and the related party noteholder agreed to cancel two convertible notes issued to Cubesquare and in full satisfaction of such outstanding debt to issue a new 6% promissory note (Ref: Note 4)  in the principal amount of $35,873, representing the aggregate principal amount of $25,000 and the aggregate amount of any and all accrued interest in the amount of $10,873 as of September 27, 2022.  The Company recorded interest expenses of $17 and $17 for the three and nine months ended September 30, 2022 in respect to the new note.

As of September 30, 2022 and December 31, 2021, the unpaid interest balance under Accounts payable and accrued liabilities – related party in respect of the aforementioned notes was $13,672 and $10,674, respectively.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2022 and 2021

Note 7 – Related Party Transactions (continued)

(2) Advances from Related Parties

During the year ended December 31, 2019, the Company received $135,000 from Jonah Meer, its Chief Executive Officer, in the form of an unsecured, demand, non-interest-bearing, short-term advance to help meet its operating needs. During the year ended December 31, 2020, the Company received an additional $70,000 from Jonah Meer. An additional $62,500 in advances was received from Mr. Meer during the nine months ended September 30, 2022. Mr. Meer is owed $267,500 and $205,000 in respect to these advances at September 30, 2022 and December 31, 2021, respectively.

On August 20, 2019, the Company received $50,000 from Ido Merfeld, its President, in the form of an unsecured, demand, non-interest-bearing, short-term advance to help meet its operating needs. During the year ended December 31, 2020, the Company received an additional $21,000 from Ido Merfeld. There were no additional advances from Mr. Merfeld during the nine months ended September 30, 2022, as well as during the year ended December 31, 2021. Mr. Merfeld is owed $71,000 in respect to these advances at September 30, 2022 and December 31, 2021.

During the year ended December 31, 2020, the Company received $10,000 from CubeSquare in the form of an unsecured, demand, non-interest-bearing, short-term advance to help meet its operating needs which amount is outstanding as of September 30, 2022 and December 31, 2021.

(3) Others

Jonah Meer, the Company’s Chief Executive Officer, made payments to various vendors during the years ended December 31, 2020 and 2019. During the nine months ended September 30, 2022 and during the year ended December 31, 2021, the Company repaid $900 and $11,575, respectively, of these advances leaving a balance payable to Mr. Meer of $16,000 at September 30, 2022 (December 31, 2021 - $16,900), which amount is reflected in accounts payable, related party.

During the year ended December 31, 2019, Ido Merfeld, the Company’s President, made payments to various vendors in the aggregate amount of $1,169. The balance payable to Mr. Merfeld of $1,169 is reflected in accounts payable, related party as of September 30, 2022 and December 31, 2021.

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

September 30, 2022 and 2021

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

Dartmouth College – Intellectual Property License Agreement

The Company expensed $18,750 as license fees during each of the nine months ended September 30, 2022 and 2021 with respect to such annual fee.

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

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2022 and 2021

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

On July 1, 2022, a three-year stock option to purchase 33,334 shares of common stock of the Company granted to a Science Advisor expired unexercised.

On August 15, 2022, a three-year stock option to purchase 6,666 shares of common stock of the Company granted to a Science Advisor expired unexercised.

The following table is the recognized compensation in respect of the above stock option compensation ((a) and (b)) which amount has been allocated as below:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2022	2021	2022	2021
Research and development expenses	$-	$-	$-	$6,200

As of September 30, 2022 and December 31, 2021, there was no unrecognized compensation remaining to be recognized in future periods.

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

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2022 and 2021

Note 9 – Stock Plan (continued)

A summary of the activity for the Company’s stock options at September 30, 2022 and December 31, 2021, is as follows:

	September 30, 2022			December 31, 2021
		Weighted Average Exercise	Weighted Average Remaining Contractual Life		Weighted Average Exercise	Weighted Average Remaining Contractual Life
	Shares	Price	(in years)	Shares	Price	(in years)
Outstanding, beginning of period	4,098,332	$2	3.08	3,276,666	$1.98	3.28
Granted	-	-	-	975,000	$2	-
Exercised	-	-	-	-	$-	-
Canceled/forfeited	(50,000)	$-	-	(153,334)	$2	-
Outstanding, end of period	4,048,332	$2	2.29	4,098,332	$2	3.08
Options exercisable, end of period	4,048,332	$2	2.29	4,098,332	$2	3.08
Weighted average fair value of options granted		$2			$1.98

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

There were 2,000 shares of Series A Preferred Stock issued and outstanding as of September 30, 2022 and December 31, 2021.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2022 and 2021

Note 10 – Capital Stock (continued)

Common Stock

There were 13,289,789 shares of common stock issued and outstanding as of September 30, 2022 and December 31, 2021.

Common Stock Purchase Warrants

As of September 30, 2022 and December 31, 2021, the following common stock purchase warrants were outstanding:

	Warrants		Weighted Average Exercise Price
Outstanding – December 31, 2020	180,000		$1.00
Granted	115,000	(1)	1.00
Canceled/forfeited	-		-
Exercised	-		-
Outstanding – December 31, 2021	295,000		1.00
Granted	-		-
Canceled/forfeited	-		-
Exercised	-		-
Outstanding – September 30, 2022	295,000		$1.00

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

Plan of Operations

We are an innovative biotechnology company dedicated to developing biotech products, treatments and technologies that create a platform to combat neuronal diseases. We seek to engage in strategic arrangements with companies and institutions that are developing breakthrough technologies in the fields of artificial intelligence and machine learning, molecular biology, stem cells and tissue engineering, for deployment in the fight against neuronal diseases. Our search is focused on researchers based in Israel, a country which is world-renowned for biotech innovations and where its President is located and where its research to date has been conducted.

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

On September 18, 2022 Ido Merfeld, our President and co-Founder was awarded his PhD in Molecular Biology and Neuroscience based on his submission of his paper entitled Mesenchymal Stem Cells integrated into Pseudopolyrotaxane hydrogels promote neuronal stem cells maturation and inhibits reactive Astrocytes and Activated Microglia after penetrating traumatic brain injury, based on the research done at Qrons.

We have not generated any revenue from the sale of products.

Results of Operations

Three Months Ended September 30, 2022 and September 30, 2021

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future.

Net Loss

We had net income of $75,764 in the three months ended September 30, 2022 compared to net loss of $79,880 in the three months ended September 30, 2021, as follows:

	Three Months ended
	September 30,
	2022	2021

Net sales	$-	$-

Operating expenses:
Research and development expenses	6,250	9,076
Professional fees	8,999	11,868
General and administrative expenses	7,202	9,363
Total operating expenses	22,451	30,307

Loss from operations	(22,451)	(30,307)

Other income (expense)
Interest expense	(6,875)	(43,526)
Change in fair market value of derivative liabilities	105,090	(6,047)
Total other income (expense)	98,215	(49,573)

Net income (loss)	$75,764	$(79,880)

Operating Expenses

Total operating expenses for the three months ended September 30, 2022, were $22,451 compared to total operating expenses of $30,307 for the three months ended September 30, 2021. The decrease in operating expenses during the three months ended September 30, 2022 is due to an decrease in general and administrative fees from $9,363 for the three months ended September 30, 2021 to $7,202 for the three months ended September 30, 2022, as well as a decrease in research and development expenses from $9,076 for the three months ended September 30, 2021 to $6,250 for the three months ended September 30, 2022, and a decreases in professional fees from $11,868 during the three months ended September 30, 2021 to $8,999 for the three months ended September 30, 2022. During the three months ended September 30, 2021, the Company incurred $9,076 of research and development expenses which included licensing fees of $6,250 and software license and equipment costs of $2,826 as compared to $6,250 in research and development fees for the three months ended September 30, 2022, which was comprised solely of licensing fees of $6,250. The decrease in general and administrative fees for the three months ended September 30, 2022, is mainly due to a decrease in branding and marketing expenses in the three-month period ended September 30, 2022.

Other Income (Expense)

Other income in the three months ended September 30, 2022, was $98,215, which included a gain of $105,090 as a result of the change in value of certain derivative liabilities, offset by interest expense of $6,875. Other expense in the three months ended September 30, 2021, was $49,573, which included a loss of $6,047 as a result of the change in value of derivative liabilities, and interest expense of $43,526 which is comprised of accretion of convertible notes of $37,779 and accrued interest on convertible notes payable of $5,747.

Nine Months Ended September 30, 2022 and September 30, 2021

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future.

Net Loss

We had a net loss of $116,692 in the nine months ended September 30, 2022 compared to $280,615 in the nine months ended September 30, 2021, as follows:

	For the Nine Months Ended
	September 30,
	2022	2021

Net sales	$-	$-

Operating expenses:
Research and development expenses	23,596	32,262
Professional fees	62,904	35,808
General and administrative expenses	30,571	43,398
Total operating expenses	117,071	111,468

Loss from operations	(117,071)	(111,468)

Other income (expense)
Interest expense	(69,406)	(166,270)
Change in fair market value of derivative liabilities	69,875	(2,877)
Total other income (expense)	379	(169,147)

Net loss	$(116,692)	$(280,615)

Operating Expenses

Total operating expenses for the nine months ended September 30, 2022 were $117,071 compared to total operating expenses of $111,468 for the nine months ended September 30, 2021. The slight increase in operating expenses during the nine months ended September 30, 2022 is due to a substantial increase in professional fees from $35,808 in the nine months ended September 30, 2021 to $62,904 in the nine months ended September 30, 2022 due to an increase in legal and accounting fees in connection with the Company’s filing of a registration statement and prospectus in the nine months ended September 30, 2022, offset by a decrease in research and development activities from $32,262 for the nine months ended September 30, 2021 to $23,596 for the nine months ended September 30, 2021  and a decrease  in general and administrative expenses from $43,395 for the nine months ended September 30, 2021 to $30,571 for the nine months ended September 30, 2022. During the nine months ended September 30, 2022 the Company incurred $23,596 of research and development expenses which included service fees related to certain research and development agreements of $4,327, technology licensing fees of $18,750 and purchases of lab supplies and equipment of $519 as compared to $32,262 of  research and development expenses which included service fees related to certain research and development agreements of $6,200, technology licensing fees of $18,750, software licensing fees of $6,826 and purchases of expendable lab supplies and equipment of $486 in the nine months ended September  30, 2021. The decrease in general and administrative fees for the nine months ended September 30, 2022 from $43,398 for the nine months ended September 30, 2021 to $30,571 in the nine months ended September 30, 2022 is mainly due to a decrease in branding and marketing expenses.

Other Income (Expense)

Other income in the nine months ended September 30, 2022, was $379 and included a gain of $69,785 as a result of the change in value of derivative liabilities and interest expense of $69,406, which is comprised of accretion of convertible notes of $53,315 and accrued interest on convertible notes of $16,091. Other expense in the nine months ended September 30, 2021, was $169,147, which included a loss of $2,877 as a result of the change in value of derivative liabilities, and interest expense of $166,270, which is comprised of accretion of convertible notes of $60,269, financing costs of $94,332 and accrued interest on convertible notes payable of $11,669.

Operating Activities

Net cash used in operating activities was $89,098 for the nine months ended September 30, 2022, compared to $100,458 for the nine months ended September 30, 2021. Net cash used in operating activities for the nine months ended September 30, 2022, was primarily the result of net loss, increased by a non-cash item gain on change in fair market value of derivative liabilities of $69,785, offset by non-cash items accretion of debt discount of $53,315 and changes to operating assets and liabilities, including an increase to accounts payable of $40,541 and an increase to accounts payable-related parties of $3,523.  Net cash used in operating activities for the nine months ended September 30, 2021 was primarily the result of  net loss, offset by non-cash items, including compensation in the form of stock options for research and development expense of $6,200,  accretion of debt discount of $60,269, an increase  from the change in  derivative liabilities of $2,877, non-cash interest expense of $94,332 and changes to  operating assets and liabilities, including an increase to prepaid expenses of $2,000, an increase to accounts payable of $22,399 and a decrease to accounts payable-related parties of $3,920.

Investing Activities

There were no investing activities during the nine months ended September 30, 2022 and 2021.

Financing Activities

Net cash provided by financing activities was $100,000 for the nine months ended September 30, 2021 compared to $62,500 for the nine months ended September 30, 2022. During the nine months ended September 30, 2021, the Company received net proceeds of $100,000 from a convertible note.  During the nine months ended September 30, 2022 the Company received $62,500 in proceeds from a related party in the form of unsecured advances.

Liquidity and Capital Resources

As of September 30, 2022, we had cash of $8,467. We are in the early stage of development and have experienced net losses to date and have not generated revenue from operations which raises substantial doubt about our ability to continue as a going concern. There are a number of conditions that we must satisfy before we will be able to commercialize potential products and generate revenue, including successful development of product candidates, which includes clinical trials, FDA approval, demonstration of effectiveness sufficient to generate commercial orders by customers, establishing production capabilities as well as effective marketing and sales capabilities for our product. We do not currently have sufficient resources to accomplish any of these conditions necessary for us to generate revenue and expect to incur increasing operating expenses. We will require substantial additional funds for operations, the service of debt and to fund our business objectives. There can be no assurance that financing, whether debt or equity, will be available to us in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms favorable to us. If additional funds are raised by the issuance of equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing stockholders. We currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources.

As we continue to monitor the impact of the COVID-19 outbreak, we continue exploring sources of debt and equity financings as well as available grants. We are currently exploring and are in discussions for potential strategic alternatives in the biotechnology field which could advance our MSCs and neurodegenerative research.  There can be no assurance the necessary financing will be available or that a suitable strategic partner will be identified. In such event, we may explore relationships with third parties to develop or commercialize products or technologies that we have not previously sought to develop or commercialize, decide to exit our existing business, cease operations altogether or pursue an acquisition of our company. However, without additional financing, we do not believe our resources will be sufficient to meet our operating and capital needs beyond the fiscal year ended 2022.

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

Research and Development Costs: The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, Research and Development. Research and development costs were $23,596 and $32,262 for the nine months ended September 30, 2022, and 2021, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of September 30, 2022, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

QRONS INC.

Date: November 14, 2022	By:	/s/ Jonah Meer
Jonah Meer
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

