Form 10-K
period 2022-12-31
Qrons Inc.
filed 2023-03-31
CIK 1689084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File Number: 000-55800

QRONS INC.
(Exact name of registrant as specified in its charter)

Wyoming	81-3623646
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28-10 Jackson Avenue #26N

Long Island City, New York11101

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,327,916.

As of March 31, 2023, there were 13,439,789 shares of the registrant’s common stock outstanding.

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

We are an innovative biotechnology company dedicated to developing biotech products, treatments and technologies that create a platform to combat neuronal diseases. Our approach is to marshal and leverage our proprietary research with developing breakthrough technologies in the fields of artificial intelligence (“AI”), machine learning (“ML”), molecular biology, stem cells and tissue engineering, for deployment in the fight against neuronal diseases. To accomplish this, we seek to engage in strategic arrangements with companies and institutions.  Our search is focused on researchers based in Israel, a country which is world-renowned for biotech innovations and where our researchers are based.

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

In early 2022, the Company began collaborating with scientists at a leading University in Israel to conduct preliminary experiments to confirm that a combination of certain molecule compounds that they invented which contain immunomodulating properties when integrated with ingredients in our QS200™ product candidate may substantially improve its solubility and allow very high dosage treatments which we believe offers treatment options to diffused axonal injuries. These molecules are being tested for certain indication in various Phase II trials conducted by others.

We also believe that the improved dosage delivery may present a unique treatment option to patients who suffer from antibiotic resistant bacteria infection and Sepsis. We are looking to conduct such in vitro tests, which if successful we believe may provide an expedited pathway to human trials.

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

TBI can be characterized into two distinct subtypes, penetrating injuries, in which an object pierces the skull and directly damages the brain causing extensive damage to the neuronal tissue, or diffused axonal injuries (commonly referred to as concussions) that are non-penetrating blows that push the brain against the skull, inflicting neuronal damage. Diffused axonal injuries account for approximately 89% of all TBIs.

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

The Company developed two product candidates, QS100TM for treating penetrating brain injuries and QS200TM, for treating concussions and other diffused axonal injuries. Both QS100TM and QS200TM integrate proprietary, anti-brain inflammation synthetic hydrogel and modified MSCs and smart synthetic material. QS100TM is an injury specific, 3D printable, implantable MSCs-synthetic hydrogel to treat penetrating brain injuries (such as gunshot wounds, motor vehicle accidents and falls) and QS200TM is an injectable MSCs-synthetic hydrogel for the treatment of diffused axonal injuries.

QS100TM has demonstrated astrogliosis inhibition and induction of neuronal differentiation in our in-vivo animal experiment penetrating injury animal model. QS200TM research has shown efficacy for concussions and diffused brain injuries.

We believe that QS100TM’s advances provide a superior stem cells/synthetic hydrogel integration which will enable the unleashing of a precise, effective and controlled delivery of our proprietary MSCs so as to induce neuronal growth.

We further believe that QS200™  may substantially improve solubility of certain molecules that have been identified and allow very high dosage treatments which we believe offers treatment options to diffused axonal injuries.

We also believe that the improved dosage delivery may present a unique treatment option to patients who suffer from antibiotic resistant bacteria infection and sepsis. Sepsis is a life threatening medical emergency that arises when the body’s response to infection causes injury to its own tissues and organs.

There remains no effective treatment for sepsis worldwide and high mortality rate persists. It is a leading cause of death in hospitals. It is also the main reason why people are readmitted to hospital.

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

 We have identified at least two other product candidates and subject to funding intend to initiate invitro testing.

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

The market for TBI, which has been the Company’s focus to date, has been analyzed by the Center for Disease Control and Prevention (the “CDC”), which sees TBI as a major cause of death and disability in the United States with TBI contributing about 30% of all injury deaths. According to the CDC, in 2020 there were  over  64,000 deaths in the United States from injuries that include TBI, with people aged 75 years or older accounting for about 32% of TBI related hospitalizations and 28% of TBI related deaths .. Annually in the U.S. there are more than 2.5 million reported cases with 223,000 hospitalizations. CDC data indicates that the economic cost of TBI in 2010, including direct and indirect medical costs, is estimated to be approximately $76.5 billion. According to the European CENTER, the global annual burden of TBI was estimated at $400 billion.

The Sepsis Therapeutics market in the U.S. is estimated at $1.1 Billion in the year 2022. China, the worlds second largest economy, is forecast to reach a projected market size of $59.1 Billion by the year 2030 trailing a CAGR of 74.2% over the analysis period 2022 to 2030. Among the other noteworthy geographic markets are Japan and Canada, each forecast to grow at 70.3% and 67.1% respectively over the 2022-2030 period. Within Europe, Germany is forecast to grow at approximately 63% CAGR.

In the changed post COVID-19 business landscape, the global market for Sepsis Therapeutics estimated at $3.9 Billion in the year 2022, is projected to reach a revised size of $433.2 Billion by 2030, growing at a CAGR of 80.4% over the period 2022-2030.

Factors, such as the high prevalence of sepsis, increasing awareness, and the introduction of technologically advanced diagnostic solutions are expected to significantly fuel the market growth over the forecast period. Recent studies have shown an increasing prevalence of this life-threatening disease around the globe.

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

We also depend upon the skills, knowledge, experience and know-how of our advisers, consultants and other contractors. To help protect our proprietary know-how, which is not patentable, and for inventions for which patents may be difficult to enforce, we currently rely and will in the future rely on trade secret protection and confidentiality agreements to protect our interests. To this end, we require all of our employees, consultants, advisers and other contractors to enter into confidentiality agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment to us of the ideas, developments, discoveries and inventions important to our business. Our agreements also provide that all intellectual property created under such agreements belong to us.

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

On April 3, 2022 the Company filed a provisional patent application with the USPTO entitled Therapeutic Polypseudorotaxane Hydrogels’. The patent relates generally to the treatment of pathological central nervous system conditions such as traumatic injury or neurodegenerative disease. More specifically some applications of the invention relate to uses of hydrogels in the treatment of such conditions. Further the Company has filed an International Patent Application at the International Bureau, for inventions of Therapeutic Polypseudorotaxane Hydrogels in order to provide the Company with the option to, in the future, seek protection for these inventions globally. This International Patent Application was filed on March 12, 2023, and was assigned application number PCT/IB2023/052368.

Subject to sufficient resources the Company plans to file several additional patents relating to the integration of its QS200™ with certain molecules to treat sepsis and separately to treat diffused axonal injuries.

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

Research and Development

During the years ended December 31, 2022 and 2021, we incurred research and development costs of $194,406 and $258,297, respectively.

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

The last reported sales price of our common stock on the OTCQB on March 24, 2023 was $0.40.

Holders

As of March 31, 2023, there were 37 stockholders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2022:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-		-	-

Equity compensation plans not approved by security holders (1)	4,328,332	(2)	$2.00	-

_____________

(1) On December 14, 2016, the Board adopted the Plan as described in Item 10 of this Annual Report on Form 10-K. 10,000,000 shares are reserved for issuance under the Plan.

(2)  Represents (i) five-year options granted to each of Jonah Meer and Ido Merfeld to purchase an aggregate of 1,625,000 shares of common stock at $2.00 per share (ii) three-year option to purchase an aggregate of 10,000 shares of common stock at $2.00 per share to Chenfeng Ke, a Science Advisor, (iii) three-year option to purchase an aggregate of 6,667 shares of common stock at $2.00 per share to Igor Korman, a Science Advisor, (iv) three-year option to purchase an aggregate of 33,333 shares of common stock at $2.00 to Matanel Tfilin, our former Head of Stem Cell Research (v) five-year options to purchase an aggregate of 895,000 shares of common stock at $2.00 per share and three-year options to purchase an aggregate of 66,666 shares of common stock to Liat Hammer our Director of Research and Development, and (vi) three-year options to purchase an aggregate of 66,666 shares of common stock at $2.00 per share to Motti Ratmansky, a Science Advisor, as set forth in Note 9 to the financial statements under Item 8 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

Except as set forth below, there were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company.

On December 7, 2022, we issued 150,000 shares of common stock to Quick Capital LLC with a value of $76,350 related to compensation in respect to an amendment to a loan agreement.

On December 22, 2022, we granted a five-year option to purchase 325,000 shares of common stock, at an exercise price of $2.00 per share, to each of Jonah Meer and Ido Merfeld for services provided to the Company.

On December 22, 2022, we granted a five-year option to purchase 325,000 shares of common stock, at an exercise price of $2.00 per share, to Liat Hammer for research services provided to the Company.

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

Operating Expenses

For the years ended December 31, 2022 and 2021 we had the following operating expenses:

	For the Year ended December 31,
	2022	2021
Operating expenses:
Research and development expenses	$194,406	$258,297
Professional fees	70,199	48,332
General and administrative expenses	365,024	495,323
Total operating expenses	$629,629	$801,952

Total operating expenses for the year ended December 31, 2022 were $629,629 as compared to $801,952 for the year ended December 31, 2021. During the year ended December 31, 2022, the Company incurred $194,406 of research and development expenses which included service fees related to certain research and development agreements of $160,210, software fees of $8,677, technology licensing fees of $25,000 and purchases of expendable lab supplies and equipment of $519, as compared to $258,297 of research and development expenses which included service fees related to certain research and development agreements of $223,985, software fees of $8,826, technology licensing fees of $25,000 and purchases of expendable lab supplies and equipment of $486 incurred during the year ended December 31, 2021. The Company incurred general and administrative expenses of $365,024 for the year ended December 31, 2022 compared to general and administrative expenses of $495,323 for the year ended December 31, 2021. The decrease in general and administrative expense during the year ended December 31, 2022 was primarily due to stock-based compensation costs of $320,420 related to the issuance of stock options to our officers and certain advisors, compared to $435,570 in stock-based compensation to officers and advisors in the year ended December 31, 2021.  Professional fees were $70,199 for the year ended December 31, 2022 compared to professional fees of $48,332 incurred during fiscal 2021. The increase in professional fees in the year ended December 31, 2022 was due to certain specialized costs incurred for accounting treatment of certain convertible notes and additional legal fees incurred in connection with the filing of a registration statement on Form S-1 in the year ended December 31, 2021.

Other Income (Expense)

Other expenses were $103,888 in the year ended December 31, 2022, which included a gain of $31,766 consisting of a gain of $54,559 as a result of the change in value of derivative liabilities due to the amendment and revaluation of a convertible note payable offset by the associated loss upon extinguishment of debt of $22,793 and interest expense of $135,654, which is comprised of accretion of convertible notes of $56,196 and interest on convertible notes of $79,458.  Other expenses were $266,032 in the year ended December 31, 2021, which included a loss of $57,140 as a result of the change in value of derivative liabilities and interest expense of $208,892, which is comprised of accretion of convertible notes of $98,049, financing costs of $94,332 and interest on convertible notes payable of $16,511.

Net Loss

We had a net loss of $733,517 in the year ended December 31, 2022 compared to a net loss of $1,067,984 in the year ended December 31, 2021 primarily due to a decrease in general and administrative expenses and interest expenses in the year ended December 31, 2022, including a decrease in financing costs compared to the year ended December 31, 2021.

Statement of Cash Flows

The following table summarizes our cash flows for the period presented:

	For the Year ended December 31,
	2022	2021
Net cash used by operating activities	$(104,496)	$(122,567)
Net cash provided from (used by) investing activities	-	-
Net cash provided from financing activities	72,500	100,000
Decrease in cash and cash equivalents	$(31,996)	$(22,567)

During the year ended December 31, 2022 we used cash of $31,996 as compared to the year ended December 31, 2021, where we used cash of $22,567.

Cash Used in Operating Activities

Cash used in operating activities for the year ended December 31, 2022 was $104,496 as compared to $122,567 used in the year ended December 31, 2021.

Cash used in operating activities for the year ended December 31, 2022 was the result of net loss of $733,517, offset by non-cash items including compensation in the form of stock options for research and development of $160,210, stock options granted for management and advisory services of $320,420, accretion of debt discount of $56,196, a gain from the change in derivative liabilities and extinguishment of debt of $31,766, non-cash interest expenses of $62,100 and changes to our operating assets and liabilities of $61,861.

Cash used in operating activities for the year ended December 31, 2021 was the result of net loss of $1,067,984, offset by non-cash items including compensation in the form of stock options for research and development of $223,985, stock options granted for management and advisory services of $435,570, financing costs of $94,332, accretion of debt discount of $98,049, change in derivative liabilities of $57,140 and changes to our operating assets and liabilities of $36,341.

Cash Provided by Investing Activities

There was no cash provided by investing activities for the years ended December 31, 2022 and 2021.

Cash Provided by Financing Activities

During the year ended December 31, 2022, financing activities provided cash of $72,500 as a result of related party advances for ongoing operations.

During the year ended December 31, 2021, net cash provided by financing activities totaled $100,000 in proceeds from convertible notes.

Liquidity and Capital Resources

As of December 31, 2022, we had cash of $3,069. We are in the early stage of development and have experienced net losses to date and have not generated revenue from operations which raises substantial doubt about our ability to continue as a going concern. There are a number of conditions that we must satisfy before we will be able to commercialize potential products and generate revenue, including identifying and establishing strategic partners and technologies for the successful development of product candidates, which includes clinical trials, FDA approval, demonstration of effectiveness sufficient to generate commercial orders by customers and licensing or acquiring intellectual property, as well as effective marketing and sales capabilities for our product. We do not currently have sufficient resources to accomplish any of these conditions necessary for us to generate revenue and expect to incur increasing operating expenses. We will require substantial additional funds for operations, the service of debt and to fund our business objectives. There can be no assurance that financing, whether debt or equity, will always be available to us in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms favorable to us. If additional funds are raised by the issuance of equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing stockholders. We currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources.

As we monitor the full impact of the COVID-19 outbreak, we continue exploring sources of debt and equity financings as well as available grants. We are currently exploring and are in discussions for potential strategic alternatives in the biotechnology field which could advance our MSCs and neurodegenerative research. There can be no assurance the necessary financing will be available or that a suitable strategic partner will be identified. In such event, we may explore relationships with third parties to develop or commercialize products or technologies that we have not previously sought to develop or commercialize, decide to exit our existing business, cease operations altogether or pursue an acquisition of our company. However, without additional financing, we do not believe our resources will be sufficient to meet our operating and capital needs beyond the second quarter of 2023.

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

The Note and accrued interest totaling $124,200 was not repaid on maturity, constituting an event of default increasing the repayment value of the note to an amount equal to 150% of the balance outstanding or $186,300.  On December 7, 2022, the Company and Quick Capital amended the Note to extend the maturity date thereof to June 15, 2023 and amended the Warrant maturity date to June 15, 2027, Further Quick Capital agreed to reduce the outstanding balance of the note from $186,300 to $150,000 in consideration for the issuance of 150,000 shares of unregistered, restricted common stock valued at $76,350.  The unpaid balance of the Note continues to accrue interest at 8% per annum.

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

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, does not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. Our report from our independent registered public accounting firm for the fiscal year ended December 31, 2022 includes an explanatory paragraph stating the Company has recurring losses and limited operations which raise substantial doubt about its ability to continue as a going concern. If the Company is unable to obtain adequate capital. the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Research and Development Costs: The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, Research and Development. Research and development costs were $194,406 for the year ended December 31, 2022. Research and development costs were $258,297 for the year ended December 31, 2021.

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

Item 8. Financial statements and Supplemental Data

Qrons Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Qrons Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Qrons Inc. (the Company) as of December 31, 2022 and 2021, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Heaton & Company, PLLC

Farmington, Utah

March 31, 2023

QRONS INC.

BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS
Current assets
Cash and cash equivalents	$3,069	$35,065
Total current assets	3,069	35,065

TOTAL ASSETS	$3,069	$35,065

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$128,285	$90,976
Accounts payable and accrued liabilities – related party	42,671	38,192
Demand loans, related party	85,873	50,000
Advances from related party	358,500	286,000
Unsecured short-term advances	100,000	100,000
Convertible notes – related party	-	25,000
Convertible notes, net of debt discount	208,247	141,685
Derivative liabilities	358,775	405,957
Total current liabilities	1,282,351	1,137,810

Total liabilities	1,282,351	1,137,810

Stockholders’ deficit
Series A Preferred stock: $0.001 par value; 10,000 shares authorized; 2,000 shares issued and outstanding	2	2
Common stock, $0.0001 par value: 100,000,000 shares authorized; 13,439,789 and 13,289,789 shares issued and outstanding as of December 31, 2022 and 2021, respectively	1,344	1,329
Additional paid-in capital	8,254,316	7,697,351
Accumulated deficit	(9,534,944)	(8,801,427)
Total stockholders’ deficit	(1,279,282)	(1,102,745)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,069	$35,065

The accompanying notes are an integral part of these audited financial statements.

QRONS INC.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2022	2021

Net sales	$-	$-

Operating expenses:
Research and development expenses	194,406	258,297
Professional fees	70,199	48,332
General and administrative expenses	365,024	495,323
Total operating expenses	629,629	801,952

Loss from operations	(629,629)	(801,952)

Other income (expense)
Interest expense	(135,654)	(208,892)
Change in derivative liabilities	31,766	(57,140)
Total other income (expense)	(103,888)	(266,032)

Net loss	$(733,517)	$(1,067,984)

Net loss per common shares (basic and diluted)	$(0.06)	$(0.08)

Weighted average shares outstanding
(basic and diluted)	13,299,652	13,289,789

The accompanying notes are an integral part of these audited financial statements.

QRONS INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

					Additional		Total
	Series A Preferred		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2020	2,000	$2	13,289,789	$1,329	$7,037,796	$(7,733,443)	$(694,316)
Stock options granted to officers					435,570		435,570
Stock options granted to non-employees as research and development costs					223,985		223,985
Net loss for the year						(1,067,984)	(1,067,984)
Balance, December 31, 2021	2,000	$2	13,289,789	$1,329	$7,697,351	$(8,801,427)	$(1,102,745)
Issuance of common stock to noteholder			150,000	15	76,335		76,350
Stock options granted to officers					320,420		320,420
Stock options granted to non-employees as research and development costs					160,210		160,210
Net loss for the year						(733,517)	(733,517)
Balance, December 31, 2022	2,000	$2	13,439,789	$1,344	$8,254,316	$(9,534,944)	$(1,279,282)

The accompanying notes are an integral part of these audited financial statements.

QRONS INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(733,517)	$(1,067,984)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock options issued for research and development expense	160,210	223,985
Stock options granted for officer compensation	320,420	435,570
Non cash interest expense	62,100	94,332
Accretion of debt discount	56,196	98,049
Change in derivative liabilities	(31,766)	57,140
Changes in operating assets and liabilities:
Increase accounts payable and accrued liabilities	46,509	41,917
(Decrease) increase accounts payable and accrued liabilities - related party	15,352	(5,576)
Net cash used by operating activities	(104,496)	(122,567)

Cash Flows From Investing Activities
Net cash provided from (used by) investing activities	-	-

Cash Flows From Financing Activities
Proceeds from convertible notes	-	100,000
Proceeds from related party advances	72,500	-
Net cash provided from financing activities	72,500	100,000

Decrease in cash and cash equivalents	(31,996)	(22,567)

Cash at beginning of year	35,065	57,632
Cash at end of period	$3,069	$35,065

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
Common stock issued under Note amended	$76,350	$-
Debt discount from amended convertible note	$24,634	$-
Accrued interest payable modified to Note amended	$9,200	$-
Convertible notes – related party modified to 6% promissory note	$25,000	$-
Accrued interest payable – related party modified to 6% promissory note	$10,873	$-
Derivative liability associated with debt discount	$-	$51,009
Derivative liability associated with warrants	$15,416	$143,323

The accompanying notes are an integral part of these audited financial statements.

QRONS INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

December 31, 2022 and 2021

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

Research and Development Costs: The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, Research and Development. Research and development costs were $194,406 for the year ended December 31, 2022. Research and development costs were $258,297 for the year ended December 31, 2021.

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred. The Company incurred no advertising and marketing costs during the years ended December 31, 2022 and 2021.

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

December 31, 2022 and 2021

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

The following table provides a summary of the fair value of the Company’s derivative liabilities as of December 31, 2022 and 2021:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of December 31, 2022:
Liabilities
Derivative liabilities	$-	$-	$358,775

As of December 31, 2021:
Liabilities
Derivative liabilities	$-	$-	$405,957

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

QRONS INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

December 31, 2022 and 2021

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

The table below reflects the potentially dilutive securities outstanding during each reporting period:

	December 31, 2022	December 31, 2021
Research warrants at 3% of issued and outstanding shares	403,194	398,694
Convertible notes	460,000	564,719
Series A preferred shares	700	700
Stock options vested	4,328,332	4,098,332
Stock purchase warrants	295,000	295,000
Total	5,487,226	5,357,445

Recently Issued Accounting Pronouncements Not Yet Adopted:

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 changes how entities account for convertible instruments and contracts in an entity’s own equity and simplifies the accounting for convertible instruments by removing certain separation models for convertible instruments. ASU 2020-06 also modifies the guidance on diluted earnings per share calculations. The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years.

Note 3 – Going Concern

The Company has experienced net losses to date and has not generated revenues from operations. While the Company raised proceeds of $100,000 during the year ended December 31, 2021 through the issuance of a convertible promissory note, and a further $72,500 in unsecured advances from related parties in the current year ended December 31, 2022, it does not believe its resources will be sufficient to meet its operating and capital needs beyond the coming year of 2023. The Company expects it will require additional capital to fully implement the scope of its proposed business operations, which raises substantial doubt about its ability to continue as a going concern. The Company will have to continue to rely on equity and debt financing, and continued support from its officers and directors. There can be no assurance that financing, whether debt or equity, will be available to the Company in the amount required at any particular time or for any particular period or, if available, that it can be obtained on favorable terms. In addition, if the Company is unable to obtain adequate financing due to the continued effect of COVID-19 on the capital markets, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations.

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

QRONS INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

December 31, 2022 and 2021

Note 3 – Going Concern (Continued)

Covid-19 Pandemic (Cont’d)

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

On September 27, 2022 the Board and the noteholder agreed to cancel the two convertible notes and in full satisfaction of such outstanding debt to issue a new 6% non-convertible promissory note to CubeSquare in the principal amount of $35,873 (the “New Note”), representing the aggregate principal amount of $25,000 and the aggregate amount of any and all accrued interest in the amount of $10,873 as of September 27, 2022.

The Company analyzed the amendment to Note 1 and Note 2 under ASC 815-10-15-83 and concluded that the conversion feature within these two convertible Notes meet the definition of a derivative. The Company estimated the fair value of the derivative at each report date using the Black-Scholes valuation model to value the derivative liability related to the variable conversion rate. There is no derivative liability associated with the New Note given the absence of a conversion feature.

QRONS INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

December 31, 2022 and 2021

Note 4 – Convertible Note – Related Party and Derivative Liabilities (Continued)

The carrying value of these convertible notes is as follows:

	December 31, 2022	December 31, 2021
Face value of certain convertible notes	$25,000	$25,000
Convertible notes extinguish	(25,000)	-
Carrying value	$-	$25,000

	For Years Ended December 31,
	2022	2021
Interest on the convertible notes	$1,424	$2,000

As of December 31, 2022 and 2021, the unpaid interest balance under Accounts payable and accrued liabilities – related party was $0 and $9,449, respectively.

As a result of the application of ASC 815, the fair value of the derivative liability associated with the conversion feature is summarized as follows:

Balance at December 31, 2020	$61,682
Change in fair value	11,417
Balance at December 31, 2021	73,099
Change in fair value	(73,099)
Balance at December 31, 2022	$0

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of September 27, 2022 and December 31, 2021 and the commitment date:

	Commitment Date	December 31, 2021	September 27, 2022
Expected dividends	0	0	0
Expected volatility	101%-103%	181%-182%	101.56%
Expected term	0.92 - 1 year	0.67 - 0.74 year	0.00 year
Risk free interest rate	1.33%	1.06%	2.22%

Note 5 – Convertible Note and Derivative Liabilities

(1) 8% Convertible notes with warrants issued in December 2019 and February 2020

In December 2019, we issued and sold in a private offering 8% convertible notes in the aggregate principal amount of $70,000. Such notes were due on December 31, 2021 and are convertible into shares of our common stock at a conversion price for each share of common stock equal to the lesser of: (a) $0.50; (b) the lowest price at which the Company has converted any convertible security of the Company (to the holder or to any third party) within 30 trading days prior to the date of delivery of the applicable notice of conversion; and (c) so long as lower than (a) or (b), such other price as the Company and the holder may agree. In connection with the 8% convertible note issuance, we issued warrants to purchase an aggregate of 70,000 shares of common stock at an exercise price of $1.00. The Company extended the maturity date to December 2022 and further extended the maturity date to December 2023 under the same terms and conditions.

QRONS INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

December 31, 2022 and 2021

Note 5 – Convertible Note and Derivative Liabilities (Continued)

On February 19, 2020 we issued and sold in a private offering an 8% convertible note in the principal amount of $10,000. The note is due on February 19, 2022 and is convertible into shares of common stock at a conversion price per share equal to the lesser of: (a) $0.50; (b) the lowest price at which the Company has converted any convertible security of the Company within 30 trading days prior to the date of delivery of the applicable notice of conversion; or (c) such other price as the Company and the holder may agree. In connection with the 8% convertible note issuance, we issued warrants to purchase an aggregate of 10,000 shares of common stock at an exercise price of $1.00. The Company extended the maturity date to February 2022 and further extended the maturity date to February 2023 under the same terms and conditions.

The carrying value of these convertible notes is as follows:

	December 31, 2022	December 31, 2021
Face value of certain convertible notes	$80,000	$80,000
Less: unamortized discount	-	(541)
Carrying value	$80,000	$79,459

Interest expenses associated with the convertible notes are as follows:

	Years Ended
	December 31,
	2022	2021
Amortization on debt discount	$541	$35,823
Interest on the convertible notes	6,400	5,496
Total	$6,941	$41,319

As of December 31, 2022 and 2021, the unpaid interest balance under Accounts payable and accrued liabilities was $19,269 and $12,869, respectively.

The convertible notes qualify for derivative accounting and bifurcation under ASC 815. The derivative liability of the $80,000 convertible notes was calculated using the Black-Scholes pricing model to be $72,689.

As a result of the application of ASC 815, as of December 31, 2022 and 2021, the fair value of the derivative liability associated with the conversion feature is summarized as follows:

Balance at December 31, 2020	$92,803
Change in fair value	64,687
Balance at December 31, 2021	157,490
Change in fair value	(100,457)
Balance at December 31, 2022	$57,033

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2022 and 2021 and the commitment date:

	Commitment Date	December 31, 2021	December 31, 2022
Expected dividends	0	0	0
Expected volatility	154%-173%	203%-301%	194.20%-201.98%
Expected term	2.10 years	1.08 - 1.22 years	1.08 - 1.22 years
Risk free interest rate	1.42 - 1.65%	0.39%	4.41%

QRONS INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

December 31, 2022 and 2021

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

The Note and accrued interest totaling $124,200 was not repaid on maturity, constituting an event of default increasing the repayment value of the note to an amount equal to 150% of the principal balance and accrued interest outstanding, or $186,300.  On December 7, 2022, the Company and Quick Capital amended the Note to extend the maturity date thereof to June 15, 2023, and amended the Warrant maturity date to June 15, 2027.  Further Quick Capital agreed to reduce the outstanding balance of the Note from $186,300 to $150,000 in consideration for the issuance of 150,000 shares of unregistered, restricted common stock valued at $76,350.

Details of the valuation of the 150,000 shares of common stock are set out below:

December 7, 2022:
Note Payable, original face value	$115,000
Accrued interest and default penalty on default	71,300
Convertible Note Payable, amended	(150,000)
Debt discount, day one, amended convertible note payable	24,436
Derivative Liability associated with warrants	(15,416)
Change in Fair Value	31,030
Fair value of Common stock issued	$76,350

The unpaid balance of the Note continues to accrue interest at 8% per annum.

The Company valued the embedded default derivative liability of the Quick Note and the Quick Warrant liability, including the full ratchet reset feature, using Monte Carlo models.

The fair value of the Quick Note and Quick Warrant embedded default derivatives liability has been valued as of December 31, 2022.

The carrying value of the Quick Note is as follows:

	December 31, 2022	December 31, 2021
Face value of Quick Note	$150,000	$115,000
Less: unamortized discount	(21,753)	(52,774)
Carrying value	$128,247	$62,226

QRONS INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

December 31, 2022 and 2021

Note 5 – Convertible Note and Derivative Liabilities (Continued)

(2) 8% Convertible note with warrants issued on June 15, 2021 (Cont’d)

Interest expenses associated with the conversion feature is as follows:

	Years ended
	December 31,
	2022	2021
Amortization of debt discount	$55,655	$62,226
Default interest	62,100	-
Day one loss associated with derivative liability	-	79,332
Interest on the convertible notes	4,973	5,016
Total	$122,728	$146,574

As of December 31, 2022 and 2021, the unpaid interest balance under Accounts payable and accrued liabilities was $789 and $5,016, respectively.

As a result of the application of ASC 815 as of December 31, 2022 and 2021, the fair value of the derivative liability associated with the conversion feature is summarized as follows:

Derivative liability associated with convertible note on commitment date	$51,009
Derivative liability associated with warrants on commitment date	143,323
Change in fair value – convertible note	(21,597)
Change in fair value – warrants	2,633
Balance at December 31, 2021	175,368
Derivative liability associated with Note amendment – warrants	(15,416)
Change in fair value – convertible note	(5,161)
Change in fair value – warrants	146,951
Balance at December 31, 2022	$301,742

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2022 and 2021 and the commitment date:

Convertible note:	Commitment Date	December 31, 2021	December 31, 2022
Expected dividends	0	0	0
Expected volatility	307.10%	215.70%	119.70%
Expected term	1 years	0.45 years	0.45 years
Risk free interest rate	0.18%	0.43%	4.37%

Warrants:	Commitment Date	December 31, 2021	December 31, 2022
Expected dividends	0	0	0
Expected volatility	201.70%	200.90%	219.10%
Expected term	5 years	4.45 years	4.45 years
Risk free interest rate	0.65%	0.82%	4.27%

QRONS INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

December 31, 2022 and 2021

Note 6 – Unsecured Short-Term Advance from Third Party

On June 20, 2019, the Company received $100,000 from a third party in the form of an unsecured, demand, non-interest-bearing, short-term advance to meet its operating needs. The advance remains outstanding at December 31, 2022 and 2021.

Note 7 – Related Party Transactions

(1) Demand Loan from related party

On May 1, 2019, the Company issued a promissory note (the “Note”) to CubeSquare in the principal amount of $50,000. The Company’s Chief Executive Officer is the managing partner and the Company’s President is a 25% owner of CubeSquare. The Note bears interest at the rate of 8% per annum and is due and payable by the Company upon demand from CubeSquare. The Company recorded interest expenses of $4,000 for the years ended December 31, 2022 and 2021.

On September 27, 2022 the Board and the related party noteholder agreed to cancel two convertible notes issued to Cubesquare and in full satisfaction of such outstanding debt to issue a new 6% promissory note (Ref: Note 4) in the principal amount of $35,873, representing the aggregate principal amount of $25,000 and the aggregate amount of any and all accrued interest in the amount of $10,873 as of September 27, 2022.  The Company recorded interest expenses of $560 in respect to the new note through December 31, 2022.

As of December 31, 2022 and 2021, the unpaid interest balance under Accounts payable and accrued liabilities – related party in respect of the aforementioned notes was $15,234 and $10,674, respectively.

(2) Advances from Related Parties

During the year ended December 31, 2019, the Company received $135,000 from Jonah Meer, its Chief Executive Officer, in the form of an unsecured, demand, non-interest-bearing, short-term advance to help meet its operating needs. During the year ended December 31, 2020, the Company received an additional $70,000 from Jonah Meer. An additional $72,500 in advances was received from Mr. Meer during the year ended December 31, 2022. Mr. Meer is owed $277,500 and $205,000 in respect to these advances at December 31, 2022 and 2021, respectively.

On August 20, 2019, the Company received $50,000 from Ido Merfeld, its President, in the form of an unsecured, demand, non-interest-bearing, short-term advance to help meet its operating needs. During the year ended December 31, 2020, the Company received an additional $21,000 from Ido Merfeld. There were no additional advances from Mr. Merfeld during the years ended December 31, 2022 and 2021. Mr. Merfeld is owed $71,000 in respect to these advances at December 31, 2022 and 2021.

During the year ended December 31, 2020, the Company received $10,000 from CubeSquare in the form of an unsecured, demand, non-interest-bearing, short-term advance to help meet its operating needs which amount is outstanding as of December 31, 2022 and 2021.

(3) Others

Jonah Meer, the Company’s Chief Executive Officer, made payments of $10,268 and $0 to various vendors during the year ended December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, the Company repaid $900 and $11,575, respectively, of these advances leaving a balance payable to Mr. Meer of $26,268 at December 31, 2022 (December 31, 2021 - $16,900), which amount is reflected in accounts payable, related party.

During the year ended December 31, 2019, Ido Merfeld, the Company’s President, made payments to various vendors in the aggregate amount of $1,169. The balance payable to Mr. Merfeld of $1,169 is reflected in accounts payable, related party as of December 31, 2022 and 2021.

QRONS INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

December 31, 2022 and 2021

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

Dartmouth College – Intellectual Property License Agreement

The Company expensed $25,000 as license fees during the years ended December 31, 2022 and 2021 with respect to such annual fee.

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

(a) Stock Options granted to Science Advisors and Business Advisors

On February 10, 2020 under the Plan, the Company granted three-year options to purchase an aggregate of 50,000 shares of its common stock at an exercise price of $2.00 per share, to a Business Advisor. 25,000 of such shares subject to the option were immediately exercisable and expired on February 10, 2023, and 25,000 shares vest on February 10, 2021 and expire on February 10, 2024. On July 15, 2020, 25,000 unvested options were forfeited. In January 2021, 25,000 vested options were forfeited.

QRONS INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

December 31, 2022 and 2021

Note 9 – Stock Plan (Continued)

(b) Stock Options granted to Employees:

On December 10, 2018, the Board awarded an employee the following three-year stock options under the Plan: (i) an option to purchase 33,334 shares of common stock, exercisable on December 10, 2018 at an exercise price of $2.00 per share (ii) an option to purchase 33,333 shares of common stock exercisable on December 10, 2019 at an exercise price of $2.00 per share, and (iii) an option to purchase 33,333 shares of common stock exercisable on December 10, 2020 at an exercise price of $2.00 per share, provided the employee is providing services to the Company at the time of exercise. On March 23, 2020, the Company accelerated the vesting provision to provide for the immediate vesting of such options. 33,333 of such shares subject to the option were forfeited unexercised on December 10, 2021. The remaining option expired on March 23, 2023.

On December 10, 2019, the Board awarded an employee, the following three-year stock options under the Plan: (i) an option to purchase 33,334 shares of common stock, exercisable on December 10, 2019 at an exercise price of $2.00 per share (ii) an option to purchase 33,333 shares of common stock exercisable on December 10, 2020 at an exercise price of $2.00 per share, and (iii) an option to purchase 33,333 shares of common stock exercisable on December 10, 2021 at an exercise price of $2.00 per share, provided the employee is providing services to the Company at the time of exercise. On March 23, 2020, the Company accelerated the vesting provision to provide for the immediate vesting of such options. Such options expired on March 23, 2023.

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

On December 22, 2022, under the Plan, the Board awarded an employee, an immediately exercisable three-year stock option to purchase 325,000 shares of the common stock of the Company at an exercise price of $2.00 per share.

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

On November 15, 2022, a three-year stock option to purchase 28,332 shares of common stock of the Company granted to a Science Advisor expired unexercised.

On December 17, 2022, a three-year stock option to purchase 66,668 shares of common stock of the Company granted to a Science Advisor expired unexercised.

The following table is the recognized compensation in respect of the above stock option compensation ((a) and (b)) which amount has been allocated as below:

	Years ended
	December 31,
	2023	2022
Research and development expenses	$160,210	$223,985

As of December 31, 2022 and 2021, there was no unrecognized compensation remaining to be recognized in future periods.

 QRONS INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

December 31, 2022 and 2021

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

On December 22, 2022, the Board granted five-year options to purchase 325,000 shares of common stock to each of its two officers. The options have an exercise price of $2.00 per share and are immediately exercisable.

On December 4, 2022, a five-year stock option to purchase 600,000 shares of common stock of the Company granted to officers expired unexercised.

The following table is the recognized compensation in respect of the above stock option compensation, which amounts have been allocated as general and administrative expenses:

	Years ended
	December 31,
	2022	2021

General and administrative expenses	$320,420	$435,570

The fair value of each option award referenced above is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions at the measurement date(s):

Measurement date
Dividend yield	0%
Expected volatility	114.69-209.74%
Risk-free interest rate	0.39%-3.79%
Expected life (years)	3 - 5
Stock Price	$0.38 - 2.80
Exercise Price	$0.40 - 2.00

 QRONS INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

December 31, 2022 and 2021

Note 9 – Stock Plan (Continued)

A summary of the activity for the Company’s stock options at December 31, 2022 and 2021, is as follows:

	December 31, 2022			December 31, 2021
		Weighted Average Exercise	Weighted Average Remaining Contractual Life		Weighted Average Exercise	Weighted Average Remaining Contractual Life
	Shares	Price	(in years)	Shares	Price	(in years)
Outstanding, beginning of period	4,098,332	$2	3.08	3,276,666	$1.98	3.28
Granted	975,000	2	-	975,000	$2	-
Exercised	-	-	-	-	$-	-
Canceled/forfeited	(745,000)	$2	-	(153,334)	$2	-
Outstanding, end of period	4,328,332	$2	3.03	4,098,332	$2	3.08
Options exercisable, end of period	4,328,332	$2	3.03	4,098,332	$2	3.08
Weighted average fair value of options granted		$2			$1.98

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

There were 2,000 shares of Series A Preferred Stock issued and outstanding as of December 31, 2022 and 2021.

Common Stock

In December 2022, the Company issued 150,000 shares of its common stock to Quick Capital LLC with a value of $76,350 related to a loan amendment (Note 5).

There were 13,439,789 and 13,289,789 shares of common stock issued and outstanding as of December 31, 2022 and 2021.

Common Stock Purchase Warrants

As of December 31, 2022 and 2021, the following common stock purchase warrants were outstanding:

	Warrants		Weighted Average Exercise Price
Outstanding – December 31, 2020	180,000		$1.00
Granted	115,000	(1)	1.00
Canceled/forfeited	-		-
Exercised	-		-
Outstanding – December 31, 2021	295,000		1.00
Granted	-		-
Canceled/forfeited	-		-
Exercised	-		-
Outstanding – December 31, 2022	295,000		$1.00

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of December 31, 2022, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of December 31, 2022, our internal control over financial reporting was not effective.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages and positions of our current board members and executive officers:

Name	Age	Position(s)

Jonah Meer	67	Chief Executive Officer, Chief Financial Officer, Secretary and Director
Ido Merfeld	58	President and Director

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

Jonah Meer, Chief Executive Officer, Chief Financial Officer, Secretary and a Director

Mr. Meer has served as our Chief Executive Officer, Chief Financial Officer, Secretary and a Director since the formation of the Company on September 22, 2016. Mr. Meer is an attorney, accountant and entrepreneur. His career started in 1979 and has been spent both in the financial services industry and in the investment world. He has held many executive and fiduciary roles with numerous private and public companies and entities, including as Chief Operating Officer of a U.S. broker dealer. Separately he has served on numerous public and private company boards of directors. Since 1998 he has been CEO of jTrade Global LLC (formerly known as jBroker Global Inc.), a software marketing company. In 2005 he was appointed by the Equity Committee to serve as a Bankruptcy Trustee in the Southern District of New York to wind down a complex liquidating trust, which was finally terminated in 2015. Mr. Meer has founded private investment companies investing in special situations and alternative investments, including most recently Decagon LLC, a Florida limited liability company, doing business as CubeSquare LLC, a Florida limited liability company (“CubeSquare”) which invests in special situations and alternative investments involving public and pre-public companies. CubeSquare does not have a controlling interest in any public company and is not registered as an investment advisor. In 2020 he was appointed to the board of Metro One Telecommunications, now a reporting company. Mr. Meer received his Master of Law degree from New York University, in addition to holding juris doctor and accounting degrees. As a co-founder and Chief Executive Officer, Mr. Meer is involved with the Company’s day-to-day operations, which led to his appointment to the Board.

Dr. Ido Merfeld, President and a Director

Dr. . Merfeld has served as our President and a Director since the formation of the Company on September 22, 2016. In October 1991, Dr. Merfeld co-founded Ivory Software Systems based in Tel Aviv Israel, a start-up company specializing in servicing the financial services industry both in Israel and abroad (“Ivory”). Ivory developed and maintains software, infrastructure and products that allow large financial institutions to trade in the global securities markets on a real time basis. In the last 10 years, he has also been involved in the establishment of several start-up companies.  . In 2014 Dr. Merfeld, resigned as CEO of Ivory to become its Chairman. Dr. Merfeld received his PhD . in molecular biology and Neuroscience from Ariel. In September 2021, Mr. Merfeld joined the Board of Directors of Ariel University and in 2022 was appointed Chairman of Ariel Scientific Innovation Ltd, the University’s technology transfer division. Dr. Merfeld previously received his B.A. in Computer Science, Statistics & Economics from Bar-Ilan University in Israel. As a co-founder and President, Dr. Merfeld’s management and business experience and his involvement with the Company’s day-to-day operations led to his appointment to the Board.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% percent of our equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports and representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2022, the Reporting Persons timely filed all such reports.

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

	Fiscal Year			Stock	Option
	Ended	Salary	Bonus	Awards	Awards		All Other	Total
Name and Principal Position	12/31	($)	($)	($)	($)		($)	($)
Jonah Meer,	2022	-	-	-	160,210	(2)	-	160,210	(2)
Chief Executive Officer, Chief Financial Officer, Secretary and Director	2021	-	-	-	217,785	(1)	-	217,785	(1)

Ido Merfeld,	2022	-	-	-	160,210	(2)	-	160,210	(2)
President and Director	2021	-	-	-	217,785	(1)	-	217,785	(1)

___________

(1) Represents a five-year option to purchase 325,000 shares of common stock at an exercise price of $2.00 per share, exercisable on December 22, 2021 and the grant date fair value computed in accordance with ASC Topic 718 as described in Note 9 to the financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2021.

(2) Represents a five-year option to purchase 325,000 shares of common stock at an exercise price of $2.00 per share, exercisable on December 22, 2022, and the grant date fair value computed in accordance with ASC Topic 718 as described in Note 9 to the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022.

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

Outstanding Equity Awards

The table below reflects all outstanding equity awards made to each Named Executive Officer that were outstanding at December 31, 2022.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2022

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Jonah Meer	12/10/18	325,000	0	2.00	12/10/23
	12/19/19	325,000	0	2.00	12/19/24
	12/20/20	325,000	0	2.00	12/20/25
	12/22/21	325,000	0	2.00	12/22/26
	12/22/22	325,000	0	2.00	12/22/27

Ido Merfeld	12/10/18	325,000	0	2.00	12/10/23
	12/19/19	325,000	0	2.00	12/19/24
	12/20/20	325,000	0	2.00	12/10/25
	12/22/21	325,000	0	2.00	12/22/26
	12/22/22	325,000	0	2.00	12/22/27

Compensation of Directors

During the year ended December 31, 2022, no compensation has been paid to our directors in consideration for their services rendered in their capacities as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of March 31, 2023, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our Named Executive Officers and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder’s address is c/o Qrons Inc., 28-10 Jackson Avenue #26N, Long Island City, New York 11101.

The percentages below are calculated based on 13,439,789 issued and outstanding shares of common stock outstanding as of March 31, 2023.

	Amount and Percentage of Beneficial
Name and Address of Beneficial Owner	Ownership
	Shares		%
Directors and Executive Officers:
Jonah Meer
Chief Executive Officer, Chief Financial Officer, Secretary and Director	6,785,000	(2)	44.74%	(1)

Ido Merfeld
President and Director	6,685,000	(3)	44.37%	(1)

All officers and directors as a group (2 persons):	13,470,000	(4)	80.23%

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

(2)

Includes currently exercisable options to purchase an aggregate of 1,625,000 shares and 100,000 shares issuable upon the conversion of a convertible promissory note held by Decagon LLC (“Decagon”) dba Cubesquare LLC over which Mr. Meer has voting and dispositive power.

(3)	Includes currently exercisable options to purchase an aggregate of 1,625,000 shares.
(4)	Includes currently exercisable options to purchase an aggregate of 3,250,000 shares and 100,000 shares issuable upon the conversion of a convertible promissory note held by Decagon.

Change-in-Control Agreements

The Company does not have any change-in-control agreements with any of its executive officers.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Transactions

(1) Demand Loan from related party

On May 1, 2019, the Company issued a promissory note (the “Note”) to CubeSquare in the principal amount of $50,000. The Company’s Chief Executive Officer is the managing partner and the Company’s President is a 25% owner of CubeSquare. The Note bears interest at the rate of 8% per annum and is due and payable by the Company upon demand from CubeSquare. The Company recorded interest expenses of $4,000 for the years ended December 31, 2022 and 2021.

On September 27, 2022 the Board and the related party noteholder agreed to cancel two convertible notes issued to Cubesquare and in full satisfaction of such outstanding debt to issue a new 6% promissory note (Ref: Note 4) in the principal amount of $35,873, representing the aggregate principal amount of $25,000 and the aggregate amount of any and all accrued interest in the amount of $10,873 as of September 27, 2022.  The Company recorded interest expenses of $560 in respect to the new note through December 31, 2022.

As of December 31, 2022 and 2021, the unpaid interest balance under Accounts payable and accrued liabilities – related party in respect of the aforementioned notes was $15,234 and $10,674, respectively.

(2) Advances from Related Parties

During the year ended December 31, 2019, the Company received $135,000 from Jonah Meer, its Chief Executive Officer, in the form of an unsecured, demand, non-interest-bearing, short-term advance to help meet its operating needs. During the year ended December 31, 2020, the Company received an additional $70,000 from Jonah Meer. An additional $72,500 in advances was received from Mr. Meer during the year ended December 31, 2022. Mr. Meer is owed $277,500 and $205,000 in respect to these advances at December 31, 2022 and 2021, respectively.

On August 20, 2019, the Company received $50,000 from Ido Merfeld, its President, in the form of an unsecured, demand, non-interest-bearing, short-term advance to help meet its operating needs. During the year ended December 31, 2020, the Company received an additional $21,000 from Ido Merfeld. There were no additional advances from Mr. Merfeld during the years ended December 31, 2022 and 2021. Mr. Merfeld is owed $71,000 in respect to these advances at December 31, 2022 and 2021.

During the year ended December 31, 2020, the Company received $10,000 from CubeSquare in the form of an unsecured, demand, non-interest-bearing, short-term advance to help meet its operating needs which amount is outstanding as of December 31, 2022 and 2021.

(3) Others

Jonah Meer, the Company’s Chief Executive Officer, made payments of $10,268 and $0 to various vendors during the year ended December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, the Company repaid $900 and $11,575, respectively, of these advances leaving a balance payable to Mr. Meer of $26,268 at December 31, 2022 (December 31, 2021 - $16,900), which amount is reflected in accounts payable, related party.

During the year ended December 31, 2019, Ido Merfeld, the Company’s President, made payments to various vendors in the aggregate amount of $1,169. The balance payable to Mr. Merfeld of $1,169 is reflected in accounts payable, related party as of December 31, 2022 and 2021.

Insider Transactions Policies and Procedures

The Company does not currently have an insider transaction policy.

Director Independence

Our Board of Directors does not include any independent directors.

Item 14. Principal Accounting Fees and Services.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company’s financial statements included in the Company’s Annual Report on Form 10-K and the review of financial statements included in the Company’s Quarterly Reports on Form 10-Q. The aggregate fees billed for professional services rendered by our principal accountant, Heaton & Company, PLLC (doing business as Pinnacle Accountancy Group of Utah), for audit and review services for the years ended December 31, 2022 and 2021 were $19,785 and $18,250, respectively.

We incurred no non-audit related fees, tax fees or other fees for professional services rendered by our principal accountant for the years ended December 31, 2022 and 2021.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Exhibit

3.1	Articles of Incorporation of the Company (1)
3.2	Certificate of Designation of Series A Preferred Stock (1)
3.3	Bylaws of the Company (1)
3.4	Amendment to Articles of Incorporation (2)
4.1	2016 Stock Option and Stock Award Plan (1)
4.2	Description of Securities (18)
10.1	$10,000 8% Convertible Debenture Agreement, dated September 1, 2016, between the Company and CubeSquare LLC (1)
10.2	License and Research Funding Agreement, dated December 14, 2016, between the Company and Ariel University R&D Co., Ltd. (1)
10.3	Form of Subscription Agreement for the Company’s Regulation D private offering which closed January 27, 2017 (1)
10.4	Form of Common Stock Purchase Warrant for the Company’s Regulation D private offering which closed January 27, 2017 (1)
10.5	Option Agreement between Trustees of Dartmouth College and the Company (3) **
10.6	Addendum #1 to License and Research Funding Agreement, effective December 13, 2017, between the Company and Ariel Scientific Innovations Ltd. (4)
10.7	Services Agreement, dated December 14, 2017, between Ariel Scientific Innovations Ltd., Ariel, Israel and the Company (4)
10.8	Subscription Agreement, dated January 23, 2017, between the Company and Coventus Holdings SA (4) (5)
10.9	Advisory Board Consulting Agreement, dated January 23, 2017, between the Company and Pavel Hilman (5)
10.10	First Amendment to $10,000 8% Convertible Debenture, dated September 28, 2017, between the Company and CubeSquare LLC (6)
10.11	$15,000 8% Convertible Debenture, dated September 27, 2017, between the Company and CubeSquare LLC(6)
10.12	Form of Advisory Board Member Consulting Agreement (6)
10.13	First Amendment to Services Agreement, dated April 12, 2018, between the Company and Ariel Scientific Innovations Ltd. (7)
10.14	Sponsored Research Agreement, made as of July 12, 2018, between the Company and Trustees of Dartmouth College (8)
10.15	Second Amendment to Services Agreement, dated December 12, 2018, between the Company and Ariel Scientific Innovations Ltd. (9)
10.16	First Amendment to $15,000 8% Convertible Debenture, dated September 9, 2018 (10)
10.17	Second Amendment to the $10,000 8% Convertible Debenture, dated September 9, 2018 (10)
10.18	Services Agreement, dated March 6, 2018, between the Company and Ariel Scientific Innovations Ltd. (11)
10.19	First Amendment to Services Agreement, dated April 11, 2019 between the Company and Ariel Scientific Innovations Ltd. (11)
10.20	$50,000 8% Demand Promissory Note, dated May 1, 2019 issued to CubeSquare, LLC (12)
10.21	Term Sheet, effective July 1, 2019, between the Company and John Bonfiglio (13)
10.22	Services Agreement, dated August 8, 2019, between the Company and PCG Advisory, Inc. (14)
10.23	Intellectual Property License Agreement, entered into on October 2,2019, between the Company and Trustees of Dartmouth College (15)
10.24	First Amendment to Sponsored Research Agreement, dated November 4, 2019, between the Company and Trustees of Dartmouth College (16)

10.25	Royalty and License Fee Sharing Agreement, dated November 30, 2019, between the Company and Ariel Scientific Innovations Ltd. (17)
10.26	Third Amendment to Services Agreement, dated December 8, 2019, between the Company and Ariel Scientific Innovations Ltd.(18)
10.27	Form of Securities Purchase Agreement for 8% Convertible Promissory Notes (18)
10.28	Form of 8% Convertible Promissory Note (18)
10.29	Note Purchase Agreement, dated June 15, 2021, between the Company and Quick Capital, LLC (19)
10.30	Common Stock Purchase Warrant, dated June 15, 2021 issued to Quick Capital, LLC (19)
10.31	Convertible Promissory Note, dated June 15, 2021, issued to Quick Capital, LLC (19)
10.32	Fourth Amendment to $15,000 8% Convertible Debenture, dated October 7, 2021 (20)
10.33	Fifth Amendment to $10,000 8% Convertible Debenture, dated October 7, 2021 (20)
10.34*	Letter of understanding between QRONS, Inc and Quick Capital, LLC, dated December 7, 2022
31*	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101*	Interactive Data Files

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

(20) Incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-1 filed with the SEC on December 1, 2021.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Qrons Inc.

Date: March 31, 2023	By:	/s/ Jonah Meer
Jonah Meer Chief Executive Officer, Chief Financial Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonah Meer	Chief Executive Officer, Chief Financial Officer, Secretary and a Director	March 31, 2023
Jonah Meer	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Ido Merfeld	President and a Director	March 31, 2023
Ido Merfeld

