Form 10-Q
period 2023-03-31
Qrons Inc.
filed 2023-05-15
CIK 1689084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 15, 2023 there were 13,439,789 shares of the registrant’s common stock outstanding.

QRONS INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QRONS INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2023	December 31, 2022

ASSETS
Current assets
Cash and cash equivalents	$4,488	$3,069
Total current assets	4,488	3,069

TOTAL ASSETS	$4,488	$3,069

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$146,141	$128,285
Accounts payable and accrued liabilities – related party	54,276	42,671
Demand loans, related party	85,873	85,873
Advances from related party	373,500	358,500
Unsecured short-term advances	100,000	100,000
Convertible notes, net of debt discount	219,624	208,247
Derivative liabilities	372,814	358,775
Total current liabilities	1,352,228	1,282,351

Total liabilities	1,352,228	1,282,351

Stockholders’ deficit
Series A Preferred stock: $0.001 par value; 10,000 shares authorized; 2,000 shares issued and outstanding	2	2
Common stock, $0.0001 par value: 100,000,000 shares authorized; 13,439,789 shares issued and outstanding	1,344	1,344
Additional paid-in capital	8,254,316	8,254,316
Accumulated deficit	(9,603,402)	(9,534,944)
Total stockholders’ deficit	(1,347,740)	(1,279,282)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,488	$3,069

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022

Net sales	$-	$-

Operating expenses:
Research and development expenses	6,820	8,932
Professional fees	22,345	44,866
General and administrative expenses	7,777	9,758
Total operating expenses	36,942	63,556

Loss from operations	(36,942)	(63,556)

Other income (expense)
Interest expense	(17,477)	(34,617)
Change in derivative liabilities	(14,039)	(165,955)
Total other income (expense)	(31,516)	(200,572)

Net loss	$(68,458)	$(264,128)

Net loss per common shares (basic and diluted)	$(0.01)	$(0.02)

Weighted average shares outstanding
(basic and diluted)	13,439,789	13,289,789

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

					Additional		Total
	Series A Preferred		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	2,000	$2	13,439,789	$1,344	$8,254,316	$(9,534,944)	$(1,279,282)

Net loss for the period						(68,458)	(68,458)
Balance, March 31, 2023	2,000	$2	13,439,789	$1,344	$8,254,316	$(9,603,402)	$(1,347,740)

	Series A Preferred		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	2,000	$2	13,289,789	$1,329	$7,697,351	$(8,801,427)	$(1,102,745)

Net loss for the period						(264,128)	(264,128)
Balance, March 31, 2022	2,000	$2	13,289,789	$1,329	$7,697,351	$(9,065,555)	$(1,366,873)

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months ended March 31,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(68,458)	$(264,128)
Adjustments to reconcile net loss to net cash used by operating activities:
Accretion of debt discount	11,377	29,291
Change in derivative liabilities	14,039	165,955
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	-	(2,163)
Increase in accounts payable and accrued liabilities	17,856	41,054
Increase in accounts payable and accrued liabilities - related party	11,605	580
Net cash used by operating activities	(13,581)	(29,411)

Cash Flows From Investing Activities
Net cash provided from (used by) investing activities	-	-

Cash Flows From Financing Activities
Proceeds from related party advances	15,000	-
Net cash provided from financing activities	15,000	-

Net increase (decrease) in cash and cash equivalents	1,419	(29,411)

Cash at beginning of year	3,069	35,065
Cash at end of period	$4,488	$5,654

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2023 and 2022

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

The Company’s principal executive office is located at 28-10 Jackson Avenue, Long Island City, #26N, New York 11101.

Note 2 – Summary of Significant Accounting Policies

Financial Statements: The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Research and Development Costs: The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, Research and Development. Research and development costs were $6,820 for the three months ended March 31, 2023. Research and development costs were $8,932 for the three months ended March 31, 2022.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2023 and 2022

Note 2 – Summary of Significant Accounting Policies (Continued)

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred. The Company incurred no advertising and marketing costs during the three months ended March 31, 2023 and 2022.

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

The following table provides a summary of the fair value of the Company’s derivative liabilities as of March 31, 2023 and December 31, 2022:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of March 31, 2023:
Liabilities
Derivative liabilities	$-	$-	$372,814

As of December 31, 2022:
Liabilities
Derivative liabilities	$-	$-	$358,775

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2023 and 2022

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

The table below reflects the potentially dilutive securities outstanding during each reporting period:

	March 31, 2023	March 31, 2022
Research warrants at 3% of issued and outstanding shares	403,194	398,694
Convertible notes	702,213	723,751
Series A preferred shares	700	700
Stock options vested	4,328,332	4,098,332
Stock purchase warrants	295,000	295,000
Total	5,729,439	5,516,477

Recently Issued Accounting Pronouncements

Adopted

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 changes how entities account for convertible instruments and contracts in an entity’s own equity and simplifies the accounting for convertible instruments by removing certain separation models for convertible instruments. ASU 2020-06 also modifies the guidance on diluted earnings per share calculations. The Company elected to adopt this guidance in the year ended December 31, 2022.  There was no material effect on the Company’s operations, financial position or cash flows as a result of the adoption.

There were various accounting standards and interpretations issued recently, none of which are expected to have a material effect on the Company’s operations, financial position or cash flows.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2023 and 2022

Note 3 – Going Concern

The Company has experienced net losses to date and has not generated revenues from operations. While the Company raised proceeds totaling $72,500 in unsecured advances from related parties in the year ended December 31, 2022 and a further $15,000 in unsecured advances from related parties during the current three months ended March 31, 2023, it does not believe its resources will be sufficient to meet its operating and capital needs beyond the second quarter of 2023. The Company expects it will require additional capital to fully implement the scope of its proposed business operations, which raises substantial doubt about its ability to continue as a going concern. The Company will have to continue to rely on equity and debt financing, and continued support from its officers and directors. There can be no assurance that financing, whether debt or equity, will be available to the Company in the amount required at any particular time or for any particular period or, if available, that it can be obtained on favorable terms. In addition, if the Company is unable to obtain adequate financing from the capital markets, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amount and classification of liabilities that might cause results from this uncertainty.

Covid-19 Pandemic and Other Factors

While the World Health Organization has recently declared that the COVID-19 pandemic is no longer a public health emergency of international concern and the global economy is focused on recovery, the impact of COVID-19 could continue to have an adverse impact on the Company going forward. COVID-19 caused significant disruptions to the global financial markets, which may continue to impact the Company’s ability to raise additional capital and ongoing research and development of our product candidates. Research facilities at Dartmouth were subject to closures as well as laboratories at Ariel in Israel during the pandemic. This resulted in our discontinuing our research at these Universities and was part of our decision to adjust our research to be collaborative and to seek aligning with third parties to advance our expanded goals. We do not currently know the full extent of potential delays of research in the future and the ultimate impact on us and our research relationships is currently uncertain. Additional factors which may impact the Company’s ongoing operations include, but are not limited to, inflation, potential supply chain issues as a result of the aforementioned recovery from the COVID-19 pandemic, the recent war in the Ukraine and climate change. These events may have serious adverse impact on domestic and foreign economies which may impact the Company’s operations as a result of a variety of factors including the potential for difficulties obtaining additional capital.  The Company is unable to predict the ongoing impact of these factors on the Company’s financial operations. There are no assurances that the Company will be able to meet its obligations, raise funds or conclude the acquisition of identified businesses.

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

March 31, 2023 and 2022

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

The carrying value of these convertible notes is as follows:

	March 31, 2023	December 31, 2022
Face value of certain convertible notes	$-	$25,000
Convertible notes extinguish	-	(25,000)
Carrying value	$-	$-

	For Three Months Ended March 31,
	2023	2022
Interest on the convertible notes	$-	$493

As of March 31, 2023 and December 31, 2022, the unpaid interest balance under Accounts payable and accrued liabilities – related party was $0.

As a result of the application of ASC 815, the fair value of the derivative liability associated with the conversion feature is summarized as follows:

Balance at December 31, 2021	$73,099
Change in fair value during three months period	(20,463)
Balance at March 31, 2022	$52,636

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of March 31, 2022 and December 31, 2021 and the commitment date:

	Commitment Date	December 31, 2021	March 31, 2022
Expected dividends	0	0	0
Expected volatility	101%-103%	181%-182%	261%~280%
Expected term	0.92 - 1 year	0.67 - 0.74 year	0.49 year
Risk free interest rate	1.33%	1.06%	1.06%

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2023 and 2022

Note 5 – Convertible Note and Derivative Liabilities

(1) 8% Convertible notes with warrants issued in December 2019 and February 2020

In December 2019, we issued and sold in a private offering 8% convertible notes in the aggregate principal amount of $70,000. Such notes were due on December 31, 2021 and are convertible into shares of our common stock at a conversion price for each share of common stock equal to the lesser of: (a) $0.50; (b) the lowest price at which the Company has converted any convertible security of the Company (to the holder or to any third party) within 30 trading days prior to the date of delivery of the applicable notice of conversion; and (c) so long as lower than (a) or (b), such other price as the Company and the holder may agree. In connection with the 8% convertible note issuance, we issued warrants to purchase an aggregate of 70,000 shares of common stock at an exercise price of $1.00. The Company extended the maturity date of the notes to December 2022 upon initial maturity, and further extended the maturity date to December 2023 under the same terms and conditions during the year ended December 31, 2022.

On February 19, 2020 we issued and sold in a private offering an 8% convertible note in the principal amount of $10,000. The note is due on February 19, 2022 and is convertible into shares of common stock at a conversion price per share equal to the lesser of: (a) $0.50; (b) the lowest price at which the Company has converted any convertible security of the Company within 30 trading days prior to the date of delivery of the applicable notice of conversion; or (c) such other price as the Company and the holder may agree. In connection with the 8% convertible note issuance, we issued warrants to purchase an aggregate of 10,000 shares of common stock at an exercise price of $1.00. The Company extended the maturity date to February 2023 upon initial maturity, and further extended the maturity date to February 2024 under the same terms and conditions during the year ended December 31, 2022.

The carrying value of these convertible notes is as follows:

	March 31, 2023	December 31, 2022
Face value of certain convertible notes	$80,000	$80,000
Carrying value	$80,000	$80,000

Interest expenses associated with the convertible notes are as follows:

	For Three Months Ended
	March 31,
	2023	2022
Amortization on debt discount	$-	$541
Interest on the convertible notes	1,613	1,578
Total	$1,613	$2,119

As of March 31, 2023 and December 31, 2022, the unpaid interest balance under Accounts payable and accrued liabilities was $20,882 and $19,269, respectively.

The convertible notes qualify for derivative accounting and bifurcation under ASC 815. As of March 31, 2023 and December 31, 2022, the fair value of the derivative liability associated with the conversion feature is summarized as follows:

Balance at December 31, 2022	$57,033
Change in fair value	38,089
Balance at March 31, 2023	95,122

The convertible notes qualify for derivative accounting and bifurcation under ASC 815. As of March 31, 2022 and December 31, 2021, the fair value of the derivative liability associated with the conversion feature is summarized as follows:

Balance at December 31, 2021	$157,490
Change in fair value	(10,411)
Balance at March 31, 2022	$147,079

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2023 and 2022

Note 5 – Convertible Note and Derivative Liabilities (Continued)

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of March 31, 2023 and December 31, 2022 and the commitment date:

	Commitment Date	December 31, 2022	March 31, 2023
Expected dividends	0	0	0
Expected volatility	154%-173%	194.20%-201.98%	96.37%-98.24%
Expected term	2.10 years	1.08 - 1.22 years	0.83 ~ 0.97 years
Risk free interest rate	1.42-1.65%	4.41%	4.64%

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of March 31, 2022 and December 31, 2021 and the commitment date:

	Commitment Date	December 31, 2021	March 31, 2022
Expected dividends	0	0	0
Expected volatility	154% ~173%	203%~301%	228%~245%
Expected term	2.10 years	1.08 ~ 1.22 years	0.83 ~ 0.97 years
Risk free interest rate	1.42 ~ 1.65%	0.39%	1.35%

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

The Company is subject to significant cash penalties if the Company defaults on the Quick Note or in the event shares are not issued in a timely manner when a notice of conversion is provided. If an event of default occurs, the Quick Note will become immediately due and payable in an amount equal to 150% of the then outstanding principal amount of the Quick Note plus any interest or amounts owing to Quick Capital. The default provisions are based on the type of default and include a penalty of 50% of the principal plus accrued interest due (the “Default Sum”) and a parity value of the Default Sum based on the effective conversion of the Quick Note on the date of payment of the default and the maximum stock value during the period between the default date and the payment date.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2023 and 2022

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

The fair value of the Quick Note and Quick Warrant embedded default derivatives liability has been valued as of March 31, 2023 and December 31, 2022.

The carrying value of the Quick Note is as follows:

	March 31, 2023	December 31, 2022
Face value of Quick Note	$150,000	$150,000
Less: unamortized discount	(10,376)	(21,753)
Carrying value	$139,624	$128,247

Interest expenses associated with the conversion feature is as follows:

	For the Three Months ended
	March 31,
	2023	2022
Amortization of debt discount	$11,377	$28,750
Interest on the convertible notes	2,959	2,268
Total	$14,336	$31,018

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2023 and 2022

Note 5 – Convertible Note and Derivative Liabilities (Continued)

(2) 8% Convertible note with warrants issued on June 15, 2021 (Cont’d)

As of March 31, 2023 and December 31, 2022, the unpaid interest balance under Accounts payable and accrued liabilities was $3,748 and $789, respectively.

As a result of the application of ASC 815 as of March 31, 2023 and December 31, 2022, the fair value of the derivative liability associated with the conversion feature is summarized as follows:

Balance at December 31, 2022	$301,742
Change in fair value – convertible note	(10,740)
Change in fair value – warrants	(13,310)
Balance at March 31, 2023	$277,692

As a result of the application of ASC 815 as of March 31, 2022 and December 31, 2021, the fair value of the derivative liability associated with the conversion feature is summarized as follows:

Balance at December 31, 2021	$175,368
Change in fair value – convertible note	14,352
Change in fair value – warrants	182,477
Balance at March 31, 2022	$372,197

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of March 31, 2023 and December 31, 2022 and the commitment date:

Convertible note:	Commitment Date	December 31, 2022	March 31, 2023
Expected dividends	0	0	0
Expected volatility	307.10%	119.70%	119.70%
Expected term	1 years	0.45 years	0.21 years
Risk free interest rate	0.18%	4.37%	4.37%

Warrants:	Commitment Date	December 31, 2022	March 31, 2023
Expected dividends	0	0	0
Expected volatility	201.70%	219.10%	222.20%
Expected term	5 years	4.45 years	4.21 years
Risk free interest rate	0.65%	4.27%	4.19%

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2023 and 2022

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

Note 6 – Unsecured Short-Term Advance from Third Party

On June 20, 2019, the Company received $100,000 from a third party in the form of an unsecured, demand, non-interest-bearing, short-term advance to meet its operating needs. The advance remains outstanding at March 31, 2023 and December 31, 2022.

Note 7 – Related Party Transactions

(1) Demand Loan from related party

On May 1, 2019, the Company issued a promissory note (the “Note”) to CubeSquare in the principal amount of $50,000. The Company’s Chief Executive Officer is the managing partner and the Company’s President is a 25% owner of CubeSquare. The Note bears interest at the rate of 8% per annum and is due and payable by the Company upon demand from CubeSquare. The Company recorded interest expenses of $997 and $986 for the three months ended March 31, 2023 and 2022, respectively

On September 27, 2022 the Board and the related party noteholder agreed to cancel two convertible notes issued to Cubesquare and in full satisfaction of such outstanding debt to issue a new 6% promissory note (Ref: Note 4) in the principal amount of $35,873, representing the aggregate principal amount of $25,000 and the aggregate amount of any and all accrued interest in the amount of $10,873 as of September 27, 2022.  The Company recorded interest expenses of $531 and $0 for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023 and December 31, 2022, the unpaid interest balance under Accounts payable and accrued liabilities – related party in respect of the aforementioned notes was $16,763 and $15,234, respectively.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2023 and 2022

Note 7 – Related Party Transactions (Continued)

(2) Advances from Related Parties

During the year ended December 31, 2019, the Company received $135,000 from Jonah Meer, its Chief Executive Officer, in the form of an unsecured, demand, non-interest-bearing, short-term advance to help meet its operating needs. During the year ended December 31, 2020, the Company received an additional $70,000 from Jonah Meer. An additional $72,500 in advances was received from Mr. Meer during the year ended December 31, 2022. An additional $15,000 in advances was received from Mr. Meer during the three months ended March 31, 2023.Mr. Meer is owed $292,500 and $277,500 in respect to these advances at March 31, 2023 and December 31, 2022, respectively.

On August 20, 2019, the Company received $50,000 from Ido Merfeld, its President, in the form of an unsecured, demand, non-interest-bearing, short-term advance to help meet its operating needs. During the year ended December 31, 2020, the Company received an additional $21,000 from Ido Merfeld. There were no additional advances from Mr. Merfeld during the years ended December 31, 2022 and 2021. Mr. Merfeld is owed $71,000 in respect to these advances at March 31, 2023 and December 31, 2022.

During the year ended December 31, 2020, the Company received $10,000 from CubeSquare in the form of an unsecured, demand, non-interest-bearing, short-term advance to help meet its operating needs which amount is outstanding as of March 31, 2023 and December 31, 2022.

(3) Others

Jonah Meer, the Company’s Chief Executive Officer, made payments of $10,076 to various vendors during the three months ended March 31, 2023.  The balance payable to Mr. Meer of $36,344 and $26,268 is reflected in accounts payable, related party as of March 31, 2023 and December 31, 2022, respectively.

During the year ended December 31, 2019, Ido Merfeld, the Company’s President, made payments to various vendors in the aggregate amount of $1,169. The balance payable to Mr. Merfeld of $1,169 is reflected in accounts payable, related party as of March 31, 2023 and December 31, 2022.

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

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2023 and 2022

Note 8 – Intellectual Property License Agreement and Sponsored Research Agreement (Continued)

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

Dartmouth College – Intellectual Property License Agreement

The Company expensed $6,250 as license fees during each of the three months ended March 31, 2023 and 2022 with respect to such annual fee.

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

(a) Stock Options granted to Science Advisors and employees

On December 22, 2022, the Board granted a five-year option to purchase 325,000 shares of common stock to a scientific advisor. The options have an exercise price of $2.00 per share, are immediately exercisable and were expensed on issue date.

During the year ended December 31, 2022, various three-year stock options to purchase 145,000 shares of common stock of the Company previously granted to science advisors and employees expired unexercised.

Details of outstanding options for employees and scientific advisors at March 31, 2023 are below:

	Grant date	Vested	Unvested	Exercise price	Expiry
Scientific Advisor	12/10/18	145,000	-	$2.00	12/10/23
	12/17/19	33,333	-	$2.00	12/17/23
	12/17/19	33,333	-	$2.00	12/17/24
	12/10/20	100,000	-	$2.00	12/10/25
	12//22/21	325,000	-	$2.00	12/22/26
	12/22/22	325,000	-	$2.00	12/22/27

Employees	04/16/18	10,000	-	$2.00	4/16/23
	08/15/18	6,667	-	$2.00	08/15/23
	12/10/18	33,333	-	$2.00	12/10/23
	07/01/19	33,333	-	$2.00	07/01/23
	07/01/19	33,333	-	$2.00	07/01/24

As of March 31, 2023 and 2022 there was no unrecognized compensation with respect to the aforementioned stock options remaining to be recognized in future periods.

(b) Stock Options granted to Officers:

On December 4, 2022, a five-year stock option to purchase 600,000 shares of common stock of the Company previously granted to officers expired unexercised.

On December 22, 2022, the Board granted five-year options to purchase 325,000 shares of common stock to each of its two officers. The options have an exercise price of $2.00 per share, are immediately exercisable and were expensed on issue date.

Following are the details of stock options granted to our officers at March 31, 2023:

Name	Grant date	Exercisable	Exercise price	Expiry
Jonah Meer	12/10/18	325,000	$2.00	12/10/2023
	12/17/19	325,000	$2.00	12/17/24
	12/10/20	325,000	$2.00	12/10/25
	12//22/21	325,000	$2.00	12//22/26
	12/22/22	325,000	$2.00	12/22/27

Ido Merfeld	12/10/18	325,000	$2.00	12/10/2023
	12/17/19	325,000	$2.00	12/17/24
	12/10/20	325,000	$2.00	12/10/25
	12//22/21	325,000	$2.00	12//22/26
	12/22/22	325,000	$2.00	12/22/27

As of March 31, 2023 and 2022 there was no unrecognized compensation with respect to the aforementioned stock options remaining to be recognized in future periods.

A summary of the activity for the Company’s stock options at March 31, 2023 and December 31, 2022, is as follows:

	March 31, 2023			December 31, 2022
		Weighted Average Exercise	Weighted Average Remaining Contractual Life		Weighted Average Exercise	Weighted Average Remaining Contractual Life
	Shares	Price	(in years)	Shares	Price	(in years)
Outstanding, beginning of period	4,328,332	$2	2.78	4,098,332	$2	3.08
Granted	-	$2	-	975,000	$2	-
Exercised	-	$-	-	-	$-	-
Canceled/forfeited	-	$2	-	(745,000)	$2	-
Outstanding, end of period	4,328,332	$2	2.78	4,328,332	$2	3.03
Options exercisable, end of period	4,328,332	$2	2.78	4,328,332	$2	3.03
Weighted average fair value of options granted		$2			$2

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

March 31, 2023 and 2022

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

There were 2,000 shares of Series A Preferred Stock issued and outstanding as of March 31, 2023 and December 31, 2022.

Common Stock

In December 2022, the Company issued 150,000 shares of its common stock to Quick Capital LLC with a value of $76,350 related to a loan amendment (Note 5).

There were 13,439,789 shares of common stock issued and outstanding as of March 31, 2023 and December 31, 2022.

Common Stock Purchase Warrants

As of March 31, 2023 and December 31, 2022, the following common stock purchase warrants were outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2021	295,000	$1.00
Granted	-	-
Canceled/forfeited	-	-
Exercised	-	-
Outstanding – December 31, 2022	295,000	1.00
Granted	-	-
Canceled/forfeited	-	-
Exercised	-	-
Outstanding – March 31, 2023	295,000	$1.00

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

The following discussion of our financial condition and results of operations should be read in conjunction with the notes to the unaudited financial statements appearing elsewhere in this Report and the Company’s audited financial statements for the fiscal year ended December 31, 2022, as filed with the SEC in its Annual Report on Form 10-K on March 31, 2023, along with the accompanying notes. As used in this Quarterly Report, the terms “we,” “us,” “our” and the “Company” means Qrons Inc.

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

Plan of Operations

We are an innovative biotechnology company dedicated to developing biotech products, treatments and technologies that create a platform to combat neuronal diseases. The Company’s approach is to marshal and leverage its proprietary research with developing breakthrough technologies by seeking to engage in strategic arrangements with companies and institutions that are developing breakthrough technologies in the fields of artificial intelligence, machine learning, molecular biology, stem cells and tissue engineering, for deployment in the fight against neuronal diseases, and such other indications that may make use of our technology. The Company’s search is focused on researchers based in Israel, a country which is world-renowned for biotech innovations and where our researchers are based.

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

As a result of the Company's multidiscipline research effort in the field of supramolecular and polymeric materials chemistry and neuronal tissue engineering, on April 3, 2022, the Company filed a US provisional patent application for inventions of therapeutic polypseudorotaxane hydrogels, and on March 12, 2023 filed an International Patent Application at the International Bureau , thereby providing the Company with the option to, in the future, seek protection for these inventions globally. The patent application relates generally to the treatment of pathological central nervous system conditions such as traumatic injury or neurodegenerative disease and the applications of uses of hydrogels in the treatment of such conditions, as well as manufacturing techniques for such compositions,

On September 18, 2022 Ido Merfeld, our President and co-Founder was awarded his PhD in Molecular Biology and Neuroscience based on his submission of his paper entitled Mesenchymal Stem Cells integrated into Pseudopolyrotaxane hydrogels promote neuronal stem cells maturation and inhibits reactive Astrocytes and Activated Microglia after penetrating traumatic brain injury, based on the research done at Qrons.

We have not generated any revenue from the sale of products.

Results of Operations

Three Months Ended March 31, 2023 and March 31, 2022

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future.

Net Loss

We had a net loss of $68,458 in the three months ended March 31, 2023 compared to a net loss of $264,128 in the three months ended March 31, 2022, as follows:

	For the Three Months Ended
	March 31,
	2023	2022

Net sales	$-	$-

Operating expenses:
Research and development expenses	6,820	8,932
Professional fees	22,345	44,866
General and administrative expenses	7,777	9,758
Total operating expenses	36,942	63,556

Income (loss) from operations	(36,942)	(63,556)

Other income (expense)
Interest expense	(17,477)	(34,617)
Change in derivative liabilities	(14,039)	(165,955)
Total other income (expense)	(31,516)	(200,572)

Net (loss)	$(68,458)	$(264,128)

 Operating Expenses

Total operating expenses for the three months ended March 31, 2023 were $36,942 compared to total operating expenses of $63,556 for the three months ended March 31, 2022. The decrease in operating expenses during the three months ended March 31, 2023 is predominantly due to a decrease in professional fees from $44,866 for the three months ended March 31, 2022 to $22,345 for the three months ended March 31, 2022.  The Company incurred additional professional fees during the three months ended March 31, 2022 as a result of the costs associated with filing a registration statement and prospectus. The Company also recorded decreases in research and development expenses from $8,932 for the three months ended March 31, 2022 to $6,820 for the three months ended March 31, 2023, and a decrease in general and administrative expenses from $9,758 during the three months ended March 31, 2022 to $7,777 for the three months ended March 31, 20223. During the three months ended March 31, 2023, the Company incurred $6,820 of research and development expenses which included technology licensing fees of $6,250 and lab supplies and expenses of $570, as compared to $8,932 in research and development fees for the three months ended March 31, 2022 which includes licensing fees of $6,250 and software license and equipment costs of $2,682.

Other Income (Expense)

Other expense in the three months ended March 31, 2023 was $31,516, which included a loss of $14,039 as a result of the change in value of derivative liabilities, and interest expense of $17,477 which is comprised of accretion of convertible notes of $11,377 and accrued interest on convertible notes payable of $6,100.  Other expense in the three months ended March 31, 2022 was $200,572, which included a loss of $165,955 as a result of the change in value of derivative liabilities, and interest expense of $34,617 which is comprised of accretion of convertible notes of $29,291 and accrued interest on convertible notes payable of $5,326.

Operating Activities

Net Cash used in operating activities for the three months ended March 31, 2023 was primarily the result of  net loss, offset by non-cash items including accretion of debt discount of $11,377, a loss from the change  in derivative liabilities of $14,039 and changes to operating assets and liabilities, including an increase to accounts payable of $17,856 and an increase to accounts payable-related parties of $11,605.  Net cash used in operating activities was $29,411 for the three months ended March 31, 2022 compared to $28,189 for the three months ended March 31, 2021.  Net cash used in operating activities for the three months ended March 31, 2022 was primarily the result of net loss, offset by non-cash items, accretion of debt discount of $29,291, an increase   in  derivative liabilities of $165,955, and changes to  operating assets and liabilities, including an increase to prepaid expenses of $2,163, an increase to accounts payable of $41,054 and an increase to accounts payable-related parties of $580.

Net Cash used in operating activities for the three months ended March 31, 2023 was the result of net loss, offset by non-cash items including accretion of debt discount of $11,377, a loss from the change in fair market value of derivative liabilities of $14,039 and changes to operating assets and liabilities, including an increase to accounts payable of $17,856 and an increase to accounts payable-related parties of $11,605.  Net cash used in operating activities was $29,411 for the three months ended March 31, 2022 and was the result of net loss, offset by non-cash items including accretion of debt discount of $29,291, a loss from the change in fair market value of derivative liabilities of $165,955, and changes to  operating assets and liabilities, including an increase to prepaid expenses of $2,163, an increase to accounts payable of $41,054 and an increase to accounts payable-related parties of $580.

Investing Activities

There were no investing activities during the three months ended March 31, 2023 and 2022.

Financing Activities

During the three months ended March 31, 2023 there was $15,000 of cash provided from financing activities consisting of advances from related parties.  There were no financing activities during the three months ended March 31, 2022.

Liquidity and Capital Resources

As of March 31, 2023, we had cash of $4,488. We are in the early stage of development and have experienced net losses to date and have not generated revenue from operations which raises substantial doubt about our ability to continue as a going concern. There are a number of conditions that we must satisfy before we will be able to commercialize potential products and generate revenue, including successful development of product candidates, which includes clinical trials, FDA approval, demonstration of effectiveness sufficient to generate commercial orders by customers, establishing production capabilities as well as effective marketing and sales capabilities for our product. We do not currently have sufficient resources to accomplish any of these conditions necessary for us to generate revenue and expect to incur increasing operating expenses. We will require substantial additional funds for operations, the service of debt and to fund our business objectives. There can be no assurance that financing, whether debt or equity, will be available to us in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms favorable to us. If additional funds are raised by the issuance of equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing stockholders. We currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources.

We continue exploring sources of debt and equity financings as well as available grants. We are currently exploring and are in discussions for a potential strategic alliance in the biotechnology field which could advance our MSCs and neurodegenerative research. as well as treat other indications.   There can be no assurance that we will reach agreement on this alliance or that the necessary financing will be available to implement the research under the alliance. In such event, we may explore other relationships with other third parties to develop or commercialize products or technologies that we have not previously sought to develop or commercialize, decide to exit our existing business, cease operations altogether or pursue an acquisition of our company. However, without additional financing, we do not believe our resources will be sufficient to meet our operating and capital needs beyond the second quarter of 2023.

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

COVID-19 Pandemic and other factors

While the World Health Organization has recently declared that the COVID-19 pandemic is no longer a public health emergency of international concern and the global economy is focused on recovery, the impact of COVID-19 could continue to have an adverse impact on the Company going forward. COVID-19 caused significant disruptions to the global financial markets, which may continue to impact the Company’s ability to raise additional capital and ongoing research and development of our product candidates. Research facilities at Dartmouth were subject to closures as well as laboratories at Ariel in Israel during the pandemic. This resulted in our discontinuing our research at these Universities and was part of our decision to adjust our research to be collaborative and to seek aligning with third parties to advance our expanded goals. We do not currently know the full extent of potential delays of research in the future and the ultimate impact on us and our research relationships is currently uncertain. Additional factors which may impact the Company’s ongoing operations include, but are not limited to, inflation, potential supply chain issues as a result of the aforementioned recovery from the COVID-19 pandemic, the recent war in the Ukraine and climate change. These events may have serious adverse impact on domestic and foreign economies which may impact the Company’s operations as a result of a variety of factors including the potential for difficulties obtaining additional capital.  The Company is unable to predict the ongoing impact of these factors on the Company’s financial operations. There are no assurances that the Company will be able to meet its obligations, raise funds or conclude the acquisition of identified businesses.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. We base our estimates on historical experience, as appropriate, and on various other assumptions that we believe are reasonable under the circumstances. Changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our significant accounting policies are more fully discussed in Note 2 to our unaudited condensed financial statements contained herein.

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The estimates used for, but not limited to, the fair value of financial instruments, stock based compensation and warrants could be impacted. We have assessed the impact and are not aware of any specific events or circumstances that required an update to our estimates and assumptions or materially affected the carrying value of our assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Estimates

Stock Based Compensation and Other Share-Based Payments: The Company records stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation, using the fair value method of the award on grant date. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the equity instruments issued. The expense attributable to the Company’s directors is recognized over the period the amounts are earned and vested, and the expense attributable to the Company’s non-employees is recognized when vested.

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

Recent Accounting Pronouncements

Adopted

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 changes how entities account for convertible instruments and contracts in an entity’s own equity and simplifies the accounting for convertible instruments by removing certain separation models for convertible instruments. ASU 2020-06 also modifies the guidance on diluted earnings per share calculations. The Company elected to adopt this guidance in the year ended December 31, 2022.  There was no material effect on the Company’s operations, financial position or cash flows as a result of the adoption.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of March 31, 2023, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

QRONS INC.

Date: May 15, 2023	By:	/s/ Jonah Meer
Jonah Meer
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

