Form 10-Q
period 2023-06-30
Qrons Inc.
filed 2023-08-14
CIK 1689084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

___________________________________________________________

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

As of August 10, 2023 there were 13,589,789 shares of the registrant’s common stock outstanding.

QRONS INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QRONS INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2023	December 31, 2022

ASSETS
Current assets
Cash and cash equivalents	$6,645	$3,069
Total current assets	6,645	3,069

TOTAL ASSETS	$6,645	$3,069

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$135,043	$128,285
Accounts payable and accrued liabilities – related party	73,453	42,671
Demand loans, related party	85,873	85,873
Advances from related party	391,000	358,500
Unsecured short-term advances	100,000	100,000
Convertible notes, net of debt discount	251,659	208,247
Derivative liabilities	277,603	358,775
Total current liabilities	1,314,631	1,282,351

Total liabilities	1,314,631	1,282,351

Stockholders’ deficit
Series A Preferred stock: $0.001 par value; 10,000 shares authorized; 2,000 shares issued and outstanding	2	2
Common stock, $0.0001 par value: 100,000,000 shares authorized; 13,589,789 and 13,439,789 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1,359	1,344
Additional paid-in capital	8,306,801	8,254,316
Accumulated deficit	(9,616,148)	(9,534,944)
Total stockholders’ deficit	(1,307,986)	(1,279,282)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,645	$3,069

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended		Six Months ended
	June 30,		June 30,
	2023	2022	2023	2022

Net sales	$-	$-	$-	$-

Operating expenses:
Research and development expenses	(9,706)	8,414	(2,886)	17,346
Professional fees	18,875	9,039	41,220	53,905
General and administrative expenses	14,249	13,611	22,026	23,369
Total operating expenses	23,418	31,064	60,360	94,620

Income (loss) from operations	(23,418)	(31,064)	(60,360)	(94,620)

Other income (expense)
Loss on extinguish debt	(33,932)	-	(33,932)	-
Interest expense	(59,401)	(27,914)	(76,878)	(62,531)
Change in fair market value of derivative liabilities	104,005	130,650	89,966	(35,305)
Total other income (expense)	10,672	102,736	(20,844)	(97,836)

Net income (loss)	$(12,746)	$71,672	$(81,204)	$(192,456)

Net income (loss) per common share - basic	$(0.00)	$0.01	$(0.01)	$(0.01)
Net income (loss) per common share - diluted	$(0.00)	$0.00	$(0.00)	$(0.01)

Weighted average shares outstanding
Basic	13,464,514	13,289,789	13,452,220	13,289,789
Diluted	19,266,106	18,761,704	19,253,812	18,761,704

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

					Additional		Total
	Series A Preferred		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	2,000	$2	13,439,789	$1,344	$8,254,316	$(9,534,944)	$(1,279,282)

Net loss for the period						(68,458)	(68,458)
Balance, March 31, 2023	2,000	2	13,439,789	1,344	8,254,316	(9,603,402)	(1,347,740)

Issuance of common stock for note amendment			150,000	15	52,485		52,500
Net loss for the period						(12,746)	(12,746)
Balance, June 30, 2023	2,000	$2	13,589,789	$1,359	$8,306,801	$(9,616,148)	$(1,307,986)

	Series A Preferred		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	2,000	$2	13,289,789	$1,329	$7,697,351	$(8,801,427)	$(1,102,745)

Net loss for the period	-	-	-	-	-	(264,128)	(264,128)
Balance, March 31, 2022	2,000	2	13,289,789	1,329	7,697,351	(9,065,555)	(1,366,873)

Net income for the period	-	-	-	-	-	71,672	71,672
Balance, June 30, 2022	2,000	$2	13,289,789	$1,329	$7,697,351	$(8,993,883)	$(1,295,201)

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months ended June 30,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(81,204)	$(192,456)
Adjustments to reconcile net loss to net cash used by operating activities:
Noncash interest	38,000	-
Accretion of debt discount	20,774	53,315
Loss on debt extinguishment	33,932
Change in fair market value of derivative liabilities	(89,966)	35,305
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	18,758	26,545
Increase in accounts payable and accrued liabilities, related party	30,782	580
Net cash used by operating activities	(28,924)	(76,711)

Cash Flows From Investing Activities
Net cash provided from (used by) investing activities	-	-

Cash Flows From Financing Activities
Advances from related party	32,500	50,000
Net cash provided from financing activities	32,500	50,000

Increase (decrease) in cash and cash equivalents	3,576	(26,711)

Cash at beginning of year	3,069	35,065
Cash at end of period	$6,645	$8,354

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
Common stock issued under Note amendment	$52,500	$-
Accrued interest payable modified upon Note amendment	$12,000	$-
Derivative liability associated with debt discount under Note amendment	$29,461	$-
Derivative liability associated with warrants under Note amendment	$2,012	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2023 and 2022

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

The Company is an innovative biotechnology company dedicated to developing products, treatments and technologies to combat neuronal and infectious diseases, which are an enormous social and economic burden on society. The Company seeks to engage in strategic arrangements with companies and institutions that are developing unique know how and intellectual properties in the fields of molecular biology, stem cells, drug development and tissue engineering, for deployment in the fight against neuronal and infectious diseases and other related indications. The Company’s search is focused on researchers based in Israel, a country which is world-renowned for biotech innovations and where its President is located and where its research to date has been conducted.

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

Research and Development Costs: The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, Research and Development. Research and development costs reflect a gain of $(2,886) for the six months ended June 30, 2023 as the Company reversed certain previously accrued patent licensing fees in the six months ended June 30, 2023. Research and development costs were $17,346 for the six months ended June 30, 2022.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2023 and 2022

Note 2 – Summary of Significant Accounting Policies (Continued)

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred. The Company incurred no advertising and marketing costs during the six months ended June 30, 2023 and 2022.

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

The following table provides a summary of the fair value of the Company’s derivative liabilities as of June 30, 2023 and December 31, 2022:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of June 30, 2023:
Liabilities
Derivative liabilities	$-	$-	$277,603

As of December 31, 2022:
Liabilities
Derivative liabilities	$-	$-	$358,775

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2023 and 2022

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

The table below reflects the potentially dilutive securities outstanding during each reporting period:

	June 30, 2023	June 30, 2022
Research warrants at 3% of issued and outstanding shares	407,694	398,694
Convertible notes	779,866	689,189
Series A preferred shares	700	700
Stock options vested	4,318,332	4,088,332
Stock purchase warrants	295,000	295,000
Total	5,801,592	5,471,915

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

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2023 and 2022

Note 3 – Going Concern

The Company has experienced net losses to date and has not generated revenues from operations. While the Company raised proceeds totaling $72,500 in unsecured advances from related parties in the year ended December 31, 2022 and a further $32,500 in unsecured advances from related parties during the current six months ended June 30, 2023, it does not believe its resources will be sufficient to meet its operating and capital needs beyond the third quarter of 2023. The Company expects it will require additional capital to fully implement the scope of its proposed business operations, which raises substantial doubt about its ability to continue as a going concern. The Company will have to continue to rely on equity and debt financing, and continued support from its officers and directors. There can be no assurance that financing, whether debt or equity, will be available to the Company in the amount required at any particular time or for any particular period or, if available, that it can be obtained on favorable terms. In addition, if the Company is unable to obtain adequate financing from the capital markets, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amount and classification of liabilities that might cause results from this uncertainty.

Covid-19 Pandemic and Other Factors

While the World Health Organization has declared that the COVID-19 pandemic is no longer a public health emergency of international concern and the global economy is focused on recovery, the impact of COVID-19 could continue to have an adverse impact on the Company going forward. COVID-19 caused significant disruptions to the global financial markets, which may continue to impact the Company’s ability to raise additional capital and ongoing research and development of our product candidates. Additional factors which may impact the Company’s ongoing operations include, but are not limited to, inflation, potential supply chain issues as a result of the aforementioned recovery from the COVID-19 pandemic, the recent war in the Ukraine and climate change. These events may have serious adverse impact on domestic and foreign economies which may impact the Company’s operations as a result of a variety of factors including the potential for difficulties obtaining additional capital.  The Company is unable to predict the ongoing impact of these factors on the Company’s financial operations. There are no assurances that the Company will be able to meet its obligations, raise funds or conclude the acquisition of identified businesses.

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

June 30, 2023 and 2022

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

The carrying value of these convertible notes is as follows:

	June 30, 2023	December 31, 2022
Face value of certain convertible notes	$-	$25,000
Convertible notes extinguished	-	(25,000)
Carrying value	$-	$-

Interest expenses associated with the convertible notes are as follows:

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2023	2022	2023	2022
Interest on the convertible notes	$-	$499	$-	$992

As of June 30, 2023 and December 31, 2022, the unpaid interest balance under accounts payable and accrued liabilities – related party was $0.

As a result of the application of ASC 815, the fair value of the derivative liability associated with the conversion feature is summarized as follows:

Balance at December 31, 2021	$73,099
Change in fair value for the six-month period	(38,190)
Balance at June 30, 2022	$34,909

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of June 30, 2022 and December 31, 2021 and the commitment date:

	Commitment Date	December 31, 2021	June 30, 2022
Expected dividends	0	0	0
Expected volatility	101%-103%	181%-182%	75%~202%
Expected term	0.92 - 1 year	0.67 - 0.74 year	0.17~0.24 year
Risk free interest rate	1.33%	1.06%	1.28%

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2023 and 2022

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

The carrying value of these convertible notes is as follows:

	June 30, 2023	December 31, 2022
Face value of certain convertible notes	$80,000	$80,000
Carrying value	$80,000	$80,000

Interest expenses associated with the convertible notes are as follows:

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2023	2022	2023	2022
Interest on the convertible notes	$1,561	$1,596	$3,174	$3,174
Amortization of debt discount	-	-	-	541
Total	$1,561	$1,591	$3,174	$3,715

As of June 30, 2023 and December 31, 2022, the unpaid interest balance under accounts payable and accrued liabilities was $22,443 and $19,269, respectively.

The convertible notes qualify for derivative accounting and bifurcation under ASC 815. As of June 30, 2023 and December 31, 2022, the fair value of the derivative liability associated with the conversion feature is summarized as follows:

Balance at December 31, 2022	$57,033
Change in fair value	22,738
Balance at June 30, 2023	79,771

The convertible notes qualify for derivative accounting and bifurcation under ASC 815. As of June 30, 2022 and December 31, 2021, the fair value of the derivative liability associated with the conversion feature is summarized as follows:

Balance at December 31, 2021	$157,490
Change in fair value	(69,796)
Balance at June 30, 2022	$87,694

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2023 and 2022

Note 5 – Convertible Note and Derivative Liabilities (Continued)

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of June 30, 2023 and December 31, 2022 and the commitment date:

	Commitment Date	December 31, 2022	June 30, 2023
Expected dividends	0	0	0
Expected volatility	154%-173%	194.20%-201.98%	55.75%-61.78%
Expected term	2.10 years	1.08 - 1.22 years	0.58 ~ 0.72 years
Risk free interest rate	1.42-1.65%	4.41%	5.47%

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

As of June 15, 2022, the Note and accrued interest totaling $124,200 was not repaid on maturity, constituting an event of default increasing the repayment value of the note to an amount equal to 150% of the principal balance and accrued interest outstanding, or $186,300.  On December 7, 2022, the Company and Quick Capital amended the Note to extend the maturity date thereof to June 15, 2023, and amended the Warrant maturity date to June 15, 2027.  Further Quick Capital agreed to reduce the outstanding balance of the Note from $186,300 to $150,000 in consideration for the issuance of 150,000 shares of unregistered, restricted common stock valued at $76,350.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2023 and 2022

Note 5 – Convertible Note and Derivative Liabilities (Continued)

(2) 8% Convertible note with warrants issued on June 15, 2021 (Cont’d)

As of June 15, 2023, the Note and accrued interest totaling $162,000 was not repaid on maturity, constituting an event of default increasing the repayment value of the note to an amount equal to 150% of the principal balance and accrued interest outstanding, or $243,000.  On June 15, 2023, the Company and Quick Capital amended the Note to extend the maturity date thereof to June 15, 2024, and amended the Warrant maturity date to June 15, 2028.  Further Quick Capital agreed to reduce the outstanding balance of the Note from $243,000 to $200,000 in consideration for the issuance of 150,000 shares of unregistered, restricted common stock valued at $52,500.

The unpaid balance of the Note continues to accrue interest at 8% per annum.

The Company valued the embedded default derivative liability of the Quick Note and the Quick Warrant liability, including the full ratchet reset feature, using Monte Carlo models.

The fair value of the Quick Note and Quick Warrant embedded default derivatives liability has been valued as of June 30, 2023 and December 31, 2022.

The carrying value of the Quick Note is as follows:

	June 30, 2023	December 31, 2022
Face value of Quick Note	$200,000	$150,000
Less: unamortized discount	(28,341)	(21,753)
Carrying value	$171,659	$128,247

Interest expenses associated with the conversion feature are as follows:

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2023	2022	2023	2022
Interest on Quick Note	$8,909	$2,294	$11,868	$4,562
Default interest	38,000	-	38,000	-
Amortization of debt discount	9,397	24,024	20,774	52,774
Total	$56,306	$26,318	$70,642	$57,336

As of June 30, 2023 and December 31, 2022, the unpaid interest balance under accounts payable and accrued liabilities was $657 and $789, respectively.

The loss related to extinguishment on June 15, 2023 is as follows:

150,000 common stock issued	$52,500
Extinguish derivative liability – convertible note	(22,679)
Unamortized debt discount	2,099
Derivative Liability associated with warrants	2,012
Loss on extinguishment of debt upon amended	$33,932

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2023 and 2022

Note 5 – Convertible Note and Derivative Liabilities (Continued)

(2) 8% Convertible note with warrants issued on June 15, 2021 (Cont’d)

As a result of the application of ASC 815 as of June 30, 2023 and December 31, 2022, the fair value of the derivative liability associated with the conversion feature is summarized as follows:

Balance at December 31, 2022	$301,742
Extinguish – convertible note associated with amended	(22,679)
Debt discount, day one, amended convertible note payable	29,461
Derivative Liability associated with warrants	2,012
Change in fair value – convertible note	(1,314)
Change in fair value – warrants	(111,390)
Balance at June 30, 2023	$197,832

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of June 30, 2023 and December 31, 2022 and the commitment date:

Convertible note:	Commitment Date	December 31, 2022	June 30, 2023	June 15, 2023
Expected dividends	0	0	0	0
Expected volatility	307.10%	119.70%	93.80%	95.60%
Expected term	1 year	0.45 years	1 year	1 year
Risk free interest rate	0.18%	4.37%	5.00%	4.83%

Warrants:	Commitment Date	December 31, 2022	June 30, 2023	June 15, 2023
Expected dividends	0	0	0	0
Expected volatility	201.70%	219.10%	208.60%	207.50%
Expected term	5 years	4.45 years	4.96 years	5.00 years
Risk free interest rate	0.65%	4.27%	4.68%	4.53%

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

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2023 and 2022

Note 5 – Convertible Note and Derivative Liabilities (Continued)

(2) 8% Convertible note with warrants issued on June 15, 2021 (Cont’d)

Warrants:	Commitment Date	December 31, 2021	June 30, 2022
Expected dividends	0	0	0
Expected volatility	201.70%	200.90%	229.40%
Expected term	5 years	4.45 years	3.9 years
Risk free interest rate	0.65%	0.82%	2.43%

Note 6 – Unsecured Short-Term Advance from Third Party

On June 20, 2019, the Company received $100,000 from a third party in the form of an unsecured, demand, non-interest-bearing, short-term advance to meet its operating needs. The advance remains outstanding at June 30, 2023 and December 31, 2022.

Note 7 – Related Party Transactions

(1) Demand Loan from related party

On May 1, 2019, the Company issued a promissory note (the “Note”) to CubeSquare in the principal amount of $50,000. The Company’s Chief Executive Officer is the managing partner and the Company’s President is a 25% owner of CubeSquare. The Note bears interest at the rate of 8% per annum and is due and payable by the Company upon demand from CubeSquare. The Company recorded interest expenses of $997 and $1,995 for the three and six months ended June 30, 2023. The Company recorded interest expenses of $997 and $1,983 for the three and six months ended June 30, 2022.

On September 27, 2022 the Board and the related party noteholder agreed to cancel two convertible notes issued to Cubesquare and in full satisfaction of such outstanding debt to issue a new 6% promissory note (Ref: Note 4) in the principal amount of $35,873, representing the aggregate principal amount of $25,000 and the aggregate amount of any and all accrued interest in the amount of $10,873 as of September 27, 2022.  The Company recorded interest expenses of $537 and $1,067 for the three and six months ended June 30, 2023.

As of June 30, 2023 and December 31, 2022, the unpaid interest balance under accounts payable and accrued liabilities – related party in respect of the aforementioned notes was $18,296 and $15,234, respectively.

(2) Advances from Related Parties

During the year ended December 31, 2019, the Company received $135,000 from Jonah Meer, its Chief Executive Officer, in the form of an unsecured, demand, non-interest-bearing, short-term advance to help meet its operating needs. During the year ended December 31, 2020, the Company received an additional $70,000 from Jonah Meer. An additional $72,500 in advances was received from Mr. Meer during the year ended December 31, 2022. An additional $32,500 in advances was received from Mr. Meer during the six months ended June 30, 2023. Mr. Meer is owed $310,000 and $277,500 in respect to these advances at June 30, 2023 and December 31, 2022, respectively.

On August 20, 2019, the Company received $50,000 from Ido Merfeld, its President, in the form of an unsecured, demand, non-interest-bearing, short-term advance to help meet its operating needs. During the year ended December 31, 2020, the Company received an additional $21,000 from Ido Merfeld. There were no additional advances from Mr. Merfeld during the years ended December 31, 2022 and 2021. Mr. Merfeld is owed $71,000 in respect to these advances at June 30, 2023 and December 31, 2022.

During the year ended December 31, 2020, the Company received $10,000 from CubeSquare in the form of an unsecured, demand, non-interest-bearing, short-term advance to help meet its operating needs which amount is outstanding as of June 30, 2023 and December 31, 2022.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2023 and 2022

Note 7 – Related Party Transactions (Continued)

(3) Others

Jonah Meer, the Company’s Chief Executive Officer, made payments of $27,720 to various vendors during the six months ended June 30, 2023.  The balance payable to Mr. Meer of $53,988 and $26,268 is reflected in accounts payable, related party as of June 30, 2023 and December 31, 2022, respectively.

During the year ended December 31, 2019, Ido Merfeld, the Company’s President, made payments to various vendors in the aggregate amount of $1,169. The balance payable to Mr. Merfeld of $1,169 is reflected in accounts payable, related party as of June 30, 2023 and December 31, 2022.

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

On May 30, 2023, Dartmouth issued the Company a Notice of Default that the Company had materially breached its license obligations, for (i) failing to provide progress reports every six months (ii) for failing to pay Dartmouth an annual license fee of $25,000 (iii) for owing $4,877 for patent costs attributable to the Dartmouth patent (iv) for not funding no less than $1,000,000 of research towards development of licensed products in each calendar year beginning in calendar year 2019.

The notice further provided that should the Company fail to pay the invoices by June 13, 2023, and fail to provide the required reports and cure all defaults under the license within thirty days Dartmouth will provide a notice of termination.

To date Qrons has not cured the defaults, nor has Dartmouth issued a notice of termination.

In light of the Company’s decision to advance its research with tellurium-based compounds, as more fully set forth in a License Agreement Term Sheet dated July 17, 2023, it and Dartmouth have had ongoing discussions as to the terms of terminating the Dartmouth license. The parties hope to terminate the license agreement on mutually agreeable terms, although there can be no such guarantee that such an agreement can be reached.

During the three- and six-month periods ended June 30, 2023, the Company recorded a gain of $14,583 and $8,333, respectively in order to reverse previously accrued license fee expenses for fiscal 2023. Further, the Company expensed $4,877 during the three and six months ended June 30, 2023 with respect to reimbursements to Dartmouth for certain patent costs. During the three and six months ended June 30, 2022, the Company expensed $6,250 and $12,500, respectively, as license fees under the terms of the aforementioned agreement.

As of June 30, 2023, the Company owed $54,877 to Dartmouth.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2023 and 2022

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

During the year ended December 31, 2022, various fully vested three-year stock options to purchase 145,000 shares of common stock of the Company previously granted to science advisors and employees expired unexercised.

During the six months ended June 30, 2023, 10,000 fully vested three-year stock options to purchase 10,000 shares of common stock of the Company previously granted to an employee expired unexercised.

Details of outstanding options for employees and scientific advisors at June 30, 2023 are below:

	Grant date	Vested	Unvested	Exercise price	Expiry
Scientific Advisor	12/10/18	145,000	-	$2.00	12/10/23
	12/17/19	33,333	-	$2.00	12/17/23
	12/17/19	33,333	-	$2.00	12/17/24
	12/10/20	100,000	-	$2.00	12/10/25
	12//22/21	325,000	-	$2.00	12/22/26
	12/22/22	325,000	-	$2.00	12/22/27

Employees	08/15/18	6,667	-	$2.00	08/15/23
	12/10/18	33,333	-	$2.00	12/10/23
	07/01/19	33,333	-	$2.00	07/01/23
	07/01/19	33,333	-	$2.00	07/01/24

As of June 30, 2023 and 2022 there was no unrecognized compensation with respect to the aforementioned stock options remaining to be recognized in future periods.

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

Following are the details of stock options granted to our officers at June 30, 2023:

Name	Grant date	Exercisable	Exercise price	Expiry
Jonah Meer	12/10/18	325,000	$2.00	12/10/23
	12/17/19	325,000	$2.00	12/17/24
	12/10/20	325,000	$2.00	12/10/25
	12/22/21	325,000	$2.00	12/22/26
	12/22/22	325,000	$2.00	12/22/27

Ido Merfeld	12/10/18	325,000	$2.00	12/10/23
	12/17/19	325,000	$2.00	12/17/24
	12/10/20	325,000	$2.00	12/10/25
	12/22/21	325,000	$2.00	12/22/26
	12/22/22	325,000	$2.00	12/22/27

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2023 and 2022

Note 9 – Stock Plan (Continued)

As of June 30, 2023 and 2022 there was no unrecognized compensation with respect to the aforementioned stock options remaining to be recognized in future periods.

A summary of the activity for the Company’s stock options at June 30, 2023 and December 31, 2022, is as follows:

	June 30, 2023			December 31, 2022
		Weighted Average Exercise	Weighted Average Remaining Contractual Life		Weighted Average Exercise	Weighted Average Remaining Contractual Life
	Shares	Price	(in years)	Shares	Price	(in years)
Outstanding, beginning of period	4,328,332	$2	3.03	4,098,332	$2	3.08
Granted	-	$2	-	975,000	$2	-
Exercised	-	$-	-	-	$-	-
Canceled/forfeited	(10,000)	$2	-	(745,000)	$2	-
Outstanding, end of period	4,318,332	$2	2.54	4,328,332	$2	3.03
Options exercisable, end of period	4,318,332	$2	2.54	4,328,332	$2	3.03
Weighted average fair value of options granted		$2			$2

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

There were 2,000 shares of Series A Preferred Stock issued and outstanding as of June 30, 2023 and December 31, 2022.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2023 and 2022

Note 10 – Capital Stock (Continued)

Common Stock

In June 2023, the Company issued 150,000 shares of its common stock to Quick Capital LLC with a value of $52,500 related to a loan amendment (Note 5).

There were 13,589,789 and 13,439,789 shares of common stock issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.

Common Stock Purchase Warrants

As of June 30, 2023 and December 31, 2022, the following common stock purchase warrants were outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2021	295,000	$1.00
Granted	-	-
Canceled/forfeited	-	-
Exercised	-	-
Outstanding – December 31, 2022	295,000	1.00
Granted	-	-
Canceled/forfeited	-	-
Exercised	-	-
Outstanding – June 30, 2023	295,000	$1.00

On June 15, 2021, the Company granted a convertible noteholder a warrant to purchase 115,000 shares of common stock at an exercise price of $1.00, subject to adjustments for full ratchet resets for dilutive issuances at lower prices. (See Note 5(2) above.)

Note 11 – Subsequent Events

On July 17, 2023 the Company entered into a License Agreement Term Sheet (the “Agreement”) with Professors Benjamin Sredni and Michael Albeck (the "Professors”) and Dr. Ido Merfeld (“Merfeld), the Company’s President and co-Founder.

Under the Agreement the Professors, inventors of certain patents, applications, processes and who possess certain related know-how particularly as to AS101 Tellurium based compounds, (the “Background IP”) agreed to license the Background IP to Qrons.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2023 and 2022

Note 11 – Subsequent Events (Continued)

Merfeld is the inventor of certain patents and possesses certain related know-how particularly as to Pseudopolyrotaxanes and Cyclodextrins, all owned by the Company (“Qrons IP”).

The Professors granted Qrons an exclusive world-wide, perpetual license to the Background IP, unless the Background IP is returned should Qrons fail to meet certain fundraising and prosecution milestones.

The Background IP, independently or together with the Qrons IP will be used as part of a new research program allowing for the use of all Background IP by Qrons to experiment and commercialize the therapeutic effect of certain Tellurium based compounds on antibiotic resistance bacterial infections, Sepsis and Traumatic brain injuries (“Tellurium Research”).

The Tellurium Research will be allowed to expand to include other indications as progress warrants and agreed by the parties. The Professors and Merfeld as co-inventors will enter into a new patent filing for treating sepsis with certain Tellurium based compounds independently and in combination with Cyclodextrins, to be known as the “New Patent”. The New Patent will be assigned to Qrons, subject to Qrons rights under the Agreement.

As part of the Tellurium Research program the Professors will join Qrons’ Scientific Advisory Board.

All new intellectual properties and/or Know-how discovered and/or generated by The Tellurium Research (“Forward IP”) will be the sole property of Qrons. All the Background IP will remain to be the sole property of the Professors until an Exit Event occurs.

All additional patents developed, invented or otherwise during the course of the Tellurium Research will be filed, prosecuted, and maintained by Qrons.

Qrons and the Professors will share the expenses relating to the filing, prosecution and maintenance of the provisional period of the New Patent. Thereafter, all expenses related to the New Patent shall be the sole responsibility of Qrons.

Qrons is tasked with raising $2 million funds to support Tellurium Research. If within a year after the commencement of the Agreement, Qrons fails to raise at least $2 million, the license will be terminated unless agreed otherwise by the parties.

If Qrons shall (i) fail to prosecute and maintain in due order the New Patent or (ii) fail to launch a Phase 1 program with the FDA or a comparable European regulatory agency for at least one Tellurium based treatment on or before the three-year (3) anniversary of the date of the Agreement, then the Professors may terminate the license.

In the case of termination of the Agreement, Qrons shall at the request of the Professors transfer to the Professors & Merfeld ownership of the New Patent as well as the files, documents, research and new know how, in relation to the sepsis research.

As consideration for joining the Scientific Advisory Board, The Professors shall each receive a grant of 150,000 common stock options exercisable at $0.50 (half dollar) with one-third (1/3) being immediately exercisable, and an additional one-third (1/3) exercisable on each of the first- and second-year anniversary dates of the Agreement. Each option shall have a 3-year term for which to exercise the option.

Adv. Avichai Isaschar and Hananel Levy will join the Company’s Business Advisory Board and as consideration shall each receive a grant of 50,000 common stock options exercisable at $1.00 (One dollar) each with one-third (1/3) being immediately exercisable, and an additional one-third (1/3) exercisable on each of the first- and second-year anniversary dates of the Agreement. Each option shall have a 3-year term for which to exercise the option.

In consideration of the Background IP, Qrons will issue to the Professors, to be held as directed by them a total of 800,000 common stock options exercisable to purchase shares of Qrons common stock at an exercise price of $1.00 per share, fifty percent (50%) which shall be exercisable on the date of execution of the Agreement and the balance exercisable 1 years from the date of the Agreement. Should the Professors request to receive back the rights to the New Patent "all un-exercised options should expire.”

In consideration of licensing the Background IP, Qrons shall pay the Professors an earned Royalty of 2% (1% each) Net Sales of any Tellurium based transactions, anywhere in the World and pay to the Professors fifteen percent (15%) of all Sublicense Consideration received by Qrons and each Affiliate under a Sublicense.

In the case of a Qrons Exit Event (as defined in the Agreement) the Professors shall transfer full ownership of the Background IP to Qrons and in exchange receive two percent (2%) (1% each) of any consideration received by Qrons as part of such Exit Event.

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

Plan of Operations

We are an innovative biotechnology company dedicated to developing products, treatments and technologies that create a platform to combat neuronal and infectious diseases. The Company’s approach is to marshal and leverage its proprietary research with developing unique know how and intellectual properties by seeking to engage in strategic arrangements with companies and institutions that are developing technologies in the fields of, molecular biology, stem cells, drug development and tissue engineering, for deployment in the fight against neuronal and infectious diseases, and such other indications that may make use of our technology. The Company’s search is focused on researchers based in Israel, a country which is world-renowned for biotech innovations and where our researchers are based.

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

On July 17,2023 the Company entered into a License Agreement Term sheet with Professors Benjamin Sredni and Michael Albeck (the “Professors”), to which Dr. Ido Merfeld, the Company’s President, was a party.

Under the Agreement the Professors inventors of certain patents, applications, processes and who possess certain related know-how particularly as to AS101 Tellurium based compounds, (the “Background IP”) agreed to license the Background IP to the Company.  Dr. Merfeld is the inventor of certain patents and possesses certain related know-how particularly as to Pseudopolyrotaxanes and Cyclodextrins, all owned by the Company’s (“Qrons IP”).

The Professors granted Qrons an exclusive world-wide, perpetual license to the Background IP, unless the Background IP is returned should Qrons fail to meet certain fundraising and prosecution milestones.

The Background IP, independently or together with the Qrons IP will be used as part of a new research program allowing for the use of all Background IP by Qrons to experiment and commercialize the therapeutic effect of certain Tellurium based compounds on antibiotic resistance bacterial infections, Sepsis and Traumatic brain injuries (“Tellurium Research”).

The Tellurium Research will be allowed to expand to include other indications as progress warrants and agreed by the parties. The Professors and Merfeld as co-inventors will enter into a new patent filing for treating sepsis with certain Tellurium based compounds independently and in combination with Cyclodextrins, to be known as the “New Patent”. The New Patent will be assigned to Qrons, subject to Qrons rights under the Agreement.

We have not generated any revenue from the sale of products.

Results of Operations

Three Months Ended June 30, 2023 and June 30, 2022

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future.

Net Loss

We reported a net loss of $12,746 in the three months ended June 30, 2023 as compared to net income of $71,672 in the three months ended June 30, 2022 as follows:

	Three Months ended
	June 30,
	2023	2022

Net sales	$-	$-

Operating expenses:
Research and development expenses	(9,706)	8,414
Professional fees	18,875	9,039
General and administrative expenses	14,249	13,611
Total operating expenses	23,418	31,064

Income (loss) from operations	(23,418)	(31,064)

Other income (expense)
Loss on extinguishment of debt	(33,932)	-
Interest expense	(59,401)	(27,914)
Change in fair market value of derivative liabilities	104,005	130,650
Total other income	10,672	102,736

Net income (loss)	$(12,746)	$71,672

Operating Expenses

Total operating expenses for the three months ended June 30, 2023 were $23,418 compared to total operating expenses of $31,064 for the three months ended June 30, 2022. The decrease in operating expenses during the three months ended June 30, 2023 is due to a substantial decrease in research and development expenses from $8,414 for the three months ended June 30, 2022 to a gain of $9,706 in the current three months ended June 30, 2023 as the Company reversed the accrual of certain annual license fees upon the termination of an intellectual property licensing agreement with certain industry partners. Research and development fees of $8,414 for the three months ended June 30, 2022 included licensing fees of $6,250 and software license and equipment costs of $2,164. During the three months ended June 30, 2023 the Company recorded an increase to professional fees from $9,039 in the three months ended June 30, 2022 to $18,875 in the three months ended June 30, 2023 as a result of increased costs for specialty accounting analysis with respect to extensions of the Company’s convertible notes, as well as increased legal fees as a result of the Company’s recently negotiated licensing agreement with the Professors in respect to certain patents, applications, processes and know-how related to AS101 Tellurium based compounds.  The Company also recorded a slight increase to general and administrative expenses in the comparative three-month periods from $13,611 in the three months ended June 30, 2022 to $14,249 in the three months ended June 30, 2023.

Other Income (Expense)

Other income in the three months ended June 30, 2023 was $10,672, which included a gain of $104,005 as a result of the change in fair market value of derivative liabilities, offset by interest expense of $59,401 which is comprised of accretion of convertible notes of $9,397, interest penalties on certain convertible notes of $38,000 and accrued interest on convertible notes payable of $12,004 and a loss on extinguishment of certain debt of $33,932.  Other income in the three months ended June 30, 2022, was $102,736, which included a gain of $130,650 as a result of the change in fair market value of derivative liabilities, offset by interest expense of $27,914 which is comprised of accretion of convertible notes of $24,024 and accrued interest on convertible notes payable of $3,890.

Six Months Ended June 30, 2023 and June 30, 2022

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future.

Net Loss

We had a net loss of $81,204 in the six months ended June 30, 2023, compared to $192,456 in the six months ended June 30, 2022, as follows:

	For the Six Months Ended
	June 30,
	2023	2022

Net sales	$-	$-

Operating expenses:
Research and development expenses	(2,886)	17,346
Professional fees	41,220	53,905
General and administrative expenses	22,026	23,369
Total operating expenses	60,360	94,620

Income (loss) from operations	(60,360)	(94,620)

Other income (expense)
Loss on extinguishment of debt	(33,932)	-
Interest expense	(76,878)	(62,531)
Change in fair market value of derivative liabilities	89,966	(35,305)
Total other expense	(20,844)	(97,836)

Net (loss)	$(81,204)	$(192,456)

Operating Expenses

Total operating expenses for the six months ended June 30, 2023 were $60,360 compared to total operating expenses of $94,620 for the six months ended June 30, 2022. The decrease in operating expenses during the six months ended June 30, 2023 is due to a decrease in professional fees from $53,905 in the six months ended June 30, 2022 to $41,220 in the six months ended June 30, 2023 as a result of certain legal and accounting fees in connection with the Company’s filing of a registration statement and prospectus in the six months ended June 30, 2022 and a substantial decrease in research and development expenses from $17,346 for the six months ended June 30, 2022 to a gain of $2,886 in the current six months ended June 30, 2023 as the Company reversed the accrual of certain annual license fees upon the termination of an intellectual property licensing agreement with certain industry partners. During the six months ended June 30, 2022 research and development expenses of $17,346 included service fees related to certain research and development agreements of $4,327, technology licensing fees of $12,500 and purchases of lab supplies and equipment of $519. During the six months ended June 30, 2023, there was a slight decrease in general and administrative fees from $23,369 for the six months ended June 30, 2022 to $22,026 in the six months ended June 30, 2023.

Other Expense

Other expense in the six months ended June 30, 2023 was $20,844, which included a gain of $89,966 as a result of the change in fair market value of derivative liabilities, offset by interest expense of $76,878 which is comprised of accretion of convertible notes of $20,774, interest penalties on certain convertible notes of $38,000 and accrued interest on convertible notes payable of $18,104, and a loss on extinguishment of certain debt of $33,932.  Other expense in the six months ended June 30, 2022, was $97,836 and included a loss of $35,305 as a result of the change in fair market value of derivative liabilities and interest expense of $62,531, which is comprised of accretion of convertible notes of $53,315 and accrued interest on convertible notes of $9,216.

Operating Activities

Net cash used in operating activities was $28,924 for the six months ended June 30, 2023 compared to $76,711 for the six months ended June 30, 2022.  Net cash used in operating activities for the six months ended June 30, 2023 was primarily the result of net loss, offset by non-cash items, including accretion of debt discount of $20,774, noncash interest penalties of $38,000, loss on the extinguishment of debt of $33,932, a decrease in derivative liabilities of $89,966 and changes to operating assets and liabilities, including an increase to accounts payable of $18,758 and an increase to accounts payable-related parties of $30,782. Net cash used in operating activities for the six months ended June 30, 2022 was primarily the result of net loss, offset by non-cash items, accretion of debt discount of $53,315, an increase in derivative liabilities of $35,305 and changes to operating assets and liabilities, including an increase to accounts payable of $26,545 and an increase to accounts payable-related parties of $580.

Investing Activities

There were no investing activities during the six months ended June 30, 2023 and 2022.

Financing Activities

Net cash provided by financing activities was $32,500 for the six months ended June 30, 2023 compared to $50,000 for the six months ended June 30, 2022. During the six months ended June 30, 2023, the Company received net proceeds of $32,500 from a related party in the form of unsecured advances.  During the six months ended June 30, 2022 the Company received $50,000 in proceeds from a related party in the form of unsecured advances.

Liquidity and Capital Resources

As of June 30, 2023, we had cash of $6,645. We are in the early stage of development and have experienced net losses to date and have not generated revenue from operations which raises substantial doubt about our ability to continue as a going concern. There are a number of conditions that we must satisfy before we will be able to commercialize potential products and generate revenue, including successful development of product candidates, which includes clinical trials, FDA approval, demonstration of effectiveness sufficient to generate commercial orders by customers, establishing production capabilities as well as effective marketing and sales capabilities for our product. We do not currently have sufficient resources to accomplish any of these conditions necessary for us to generate revenue and expect to incur increasing operating expenses. We will require substantial additional funds for operations, the service of debt and to fund our business objectives. There can be no assurance that financing, whether debt or equity, will be available to us in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms favorable to us. If additional funds are raised by the issuance of equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing stockholders. We currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources.

We continue exploring sources of debt and equity financings as well as available grants. We are currently exploring and are in discussions for a potential strategic alliance in the biotechnology field which could advance our MSCs and neurodegenerative research. as well as treat other indications. There can be no assurance that we will reach agreement on this alliance or that the necessary financing will be available to implement the research under the alliance. In such event, we may explore other relationships with other third parties to develop or commercialize products or technologies that we have not previously sought to develop or commercialize, decide to exit our existing business, cease operations altogether or pursue an acquisition of our company. However, without additional financing, we do not believe our resources will be sufficient to meet our operating and capital needs beyond the third quarter of 2023.

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

COVID-19 Pandemic and other factors

The Company has experienced net losses to date and has not generated revenues from operations. While the Company

While the World Health Organization has declared that the COVID-19 pandemic is no longer a public health emergency of international concern and the global economy is focused on recovery, the impact of COVID-19 could continue to have an adverse impact on the Company going forward. COVID-19 caused significant disruptions to the global financial markets, which may continue to impact the Company’s ability to raise additional capital and ongoing research and development of our product candidates. Additional factors which may impact the Company’s ongoing operations include, but are not limited to, inflation, potential supply chain issues as a result of the aforementioned recovery from the COVID-19 pandemic, the recent war in the Ukraine and climate change. These events may have serious adverse impact on domestic and foreign economies which may impact the Company’s operations as a result of a variety of factors including the potential for difficulties obtaining additional capital.  The Company is unable to predict the ongoing impact of these factors on the Company’s financial operations. There are no assurances that the Company will be able to meet its obligations, raise funds or conclude the acquisition of identified businesses.

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

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The estimates used for, but not limited to, the fair value of financial instruments, stock-based compensation and warrants could be impacted. We have assessed the impact and are not aware of any specific events or circumstances that required an update to our estimates and assumptions or materially affected the carrying value of our assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of June 30, 2023, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

On June 15, 2023, we issued 150,000 shares of common stock to Quick Capital LLC with a value of $52,500 related to compensation in respect to an amendment to a loan agreement. Concurrently a five-year stock purchase warrant originally expiring June 15, 2016, which had previously been extended to June 15, 2027, was further extended for an additional one-year term, expiring the June 15, 2028.

The above issuances did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe is exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Exhibit
10.35	License Agreement Term Sheet dated July 17, 2023 ( Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2023)
10.36	June 15, 2023 Letter Agreement between the Company and Quick Capital LLC
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

QRONS INC.

Date: August 11, 2023	By:	/s/ Jonah Meer
Jonah Meer
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

