Form 10-Q
period 2023-09-30
Qrons Inc.
filed 2023-11-14
CIK 1689084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

As of November 10, 2023 there were 13,589,789 shares of the registrant’s common stock outstanding.

QRONS INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

 QRONS INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2023	December 31, 2022

ASSETS
Current assets
Cash and cash equivalents	$7,146	$3,069
Total current assets	7,146	3,069

TOTAL ASSETS	$7,146	$3,069

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$134,814	$128,285
Accounts payable and accrued liabilities – related party	81,133	42,671
Demand loans, related party	85,873	85,873
Advances from related party	411,000	358,500
Unsecured short-term advances	100,000	100,000
Convertible notes, net of debt discount	258,674	208,247
Derivative liabilities	353,514	358,775
Total current liabilities	1,425,008	1,282,351

Total liabilities	1,425,008	1,282,351

Stockholders’ deficit
Series A Preferred stock: $0.001 par value; 10,000 shares authorized; 2,000 shares issued and outstanding	2	2
Common stock, $0.0001 par value: 100,000,000 shares authorized; 13,589,789 and 13,439,789 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1,359	1,344
Additional paid-in capital	8,726,592	8,254,316
Accumulated deficit	(10,145,815)	(9,534,944)
Total stockholders’ deficit	(1,417,862)	(1,279,282)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,146	$3,069

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2023	2022	2023	2022

Net sales	$-	$-	$-	$-

Operating expenses:
Research and development expenses	378,678	6,250	375,792	23,596
Professional fees	9,647	8,999	50,867	62,904
General and administrative expenses	51,230	7,202	73,256	30,571
Total operating expenses	439,555	22,451	499,915	117,071

Loss from operations	(439,555)	(22,451)	(499,915)	(117,071)

Other income (expense)
Loss on extinguish debt	-	-	(33,932)	-
Interest expense	(14,201)	(6,875)	(91,079)	(69,406)
Change in fair market value of derivative liabilities	(75,911)	105,090	14,055	69,785
Total other income (expense)	(90,112)	98,215	(110,956)	379

Net income (loss)	$(529,667)	$75,764	$(610,871)	$(116,692)

Net income (loss) per common share - basic	$(0.04)	$0.01	$(0.05)	$(0.01)
Net income (loss) per common share - diluted	$(0.00)	$0.00	$(0.03)	$(0.01)

Weighted average shares outstanding
Basic	13,589,789	13,289,789	13,498,581	13,289,789
Diluted	20,508,925	18,761,704	20,417,717	18,761,704

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Nine Months Ended September 30, 2023 and 2022

(Unaudited)

					Additional		Total
	Series A Preferred		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	2,000	$2	13,439,789	$1,344	$8,254,316	$(9,534,944)	$(1,279,282)

Net loss for the period	-	-	-	-	-	(68,458)	(68,458)
Balance, March 31, 2023	2,000	2	13,439,789	1,344	8,254,316	(9,603,402)	(1,347,740)

Issuance of common stock for note amendment	-	-	150,000	15	52,485	-	52,500
Net loss for the period	-	-	-	-	-	(12,746)	(12,746)
Balance, June 30, 2023	2,000	$2	13,589,789	$1,359	$8,306,801	$(9,616,148)	$(1,307,986)

Stock based compensation	-	-	-	-	419,791	-	419,791
Net loss for the period	-	-	-	-	-	(529,667)	(529,667)
Balance, September 30, 2023	2,000	$2	13,589,789	$1,359	$8,726,592	$(10,145,815)	$(1,417,862)

	Series A Preferred		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	2,000	$2	13,289,789	$1,329	$7,697,351	$(8,801,427)	$(1,102,745)

Net loss for the period	-	-	-	-	-	(264,128)	(264,128)
Balance, March 31, 2022	2,000	2	13,289,789	1,329	7,697,351	(9,065,555)	(1,366,873)

Net income for the period	-	-	-	-	-	71,672	71,672
Balance, June 30, 2022	2,000	2	13,289,789	1,329	7,697,351	(8,993,883)	(1,295,201)

Net income for the period	-	-	-	-	-	75,764	75,764
Balance, September 30, 2022	2,000	$2	13,289,789	$1,329	$7,697,351	$(8,918,119)	$(1,219,437)

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months ended September 30,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(610,871)	$(116,692)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	419,791	-
Noncash interest	38,000	-
Accretion of debt discount	27,789	53,315
Loss on debt extinguishment	33,932
Change in fair market value of derivative liabilities	(14,055)	(69,785)
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	18,529	40,541
Increase in accounts payable and accrued liabilities, related party	38,462	3,523
Net cash used by operating activities	(48,423)	(89,098)

Cash Flows From Investing Activities
Net cash provided from (used by) investing activities	-	-

Cash Flows From Financing Activities
Advances from related party	52,500	62,500
Net cash provided from financing activities	52,500	62,500

Increase (decrease) in cash and cash equivalents	4,077	(26,598)

Cash at beginning of year	3,069	35,065
Cash at end of period	$7,146	$8,467

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
Common stock issued under Note amendment	$52,500	$-
Accrued interest payable modified upon Note amendment	$12,000	$-
Derivative liability associated with debt discount under Note amendment	$29,461	$-
Derivative liability associated with warrants under Note amendment	$2,012	$-
Convertible notes – related party modified to 6% promissory note	$-	$25,000
Convertible notes – related party modified to 6% promissory note	$-	$10,873

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2023 AND 2022

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

Research and Development Costs: The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, Research and Development. Research and development costs were $375,792 and $23,596 for the nine months ended September 30, 2023 and 2022, respectively.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2023 AND 2022

Note 2 – Summary of Significant Accounting Policies (Continued)

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred. The Company incurred no advertising and marketing costs during the nine months ended September 30, 2023 and 2022.

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

Stock Based Compensation and Other Share-Based Payments: The Company records stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation, using the fair value method of the award on grant date. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the equity instruments issued. The expense attributable to the Company’s directors is recognized over the period the amounts are earned and vested, and the expense attributable to the Company’s non-employees is recognized when vested, as described in Note 10, Stock Plan.

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

The following table provides a summary of the fair value of the Company’s derivative liabilities as of September, 2023 and December 31, 2022:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of September 30, 2023:
Liabilities
Derivative liabilities	$-	$-	$353,514

As of December 31, 2022:
Liabilities
Derivative liabilities	$-	$-	$358,775

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2023 AND 2022

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

The table below reflects the potentially dilutive securities outstanding during each reporting period:

	September 30, 2023	September 30, 2022
Research warrants at 3% of issued and outstanding shares	407,694	398,694
Convertible notes	737,410	593,637
Series A preferred shares	700	700
Stock options, vested	4,678,334	4,048,332
Stock options, unvested	799,998	-
Stock purchase warrants	295,000	295,000
Total	6,919,136	5,336,363

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

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2023 AND 2022

Note 3 – Going Concern

The Company has experienced net losses to date and has not generated revenues from operations. While the Company raised proceeds totaling $72,500 in unsecured advances from related parties in the year ended December 31, 2022 and a further $52,500 in unsecured advances from related parties during the current nine months ended September 30, 2023, it does not believe its resources will be sufficient to meet its operating and capital needs beyond the third quarter of 2023. The Company expects it will require additional capital to fully implement the scope of its proposed business operations, which raises substantial doubt about its ability to continue as a going concern. The Company will have to continue to rely on equity and debt financing, and continued support from its officers and directors. There can be no assurance that financing, whether debt or equity, will be available to the Company in the amount required at any particular time or for any particular period or, if available, that it can be obtained on favorable terms. In addition, if the Company is unable to obtain adequate financing from the capital markets, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations.

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

FOR THE NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2023 AND 2022

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

The carrying value of these convertible notes is as follows:

	September 30, 2023	December 31, 2022
Face value of certain convertible notes	$-	$25,000
Convertible notes extinguished	-	(25,000)
Carrying value	$-	$-

Interest expenses associated with the convertible notes are as follows:

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2023	2022	2023	2022
Interest on the convertible notes	$-	$432	$-	$1,424

As of September 30, 2023 and December 31, 2022, the unpaid interest balance under accounts payable and accrued liabilities – related party was $0.

As a result of the application of ASC 815, the fair value of the derivative liability associated with the conversion feature is summarized as follows:

Balance at December 31, 2021	$73,099
Change in fair value for the nine-month period	(73,099)
Balance at September 30, 2022	$-

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2023 AND 2022

Note 4 – Convertible Note – Related Party and Derivative Liabilities (Continued)

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of September 30, 2022 and December 31, 2021 and the commitment date:

	Commitment Date	December 31, 2021	September 30, 2022
Expected dividends	0	0	0
Expected volatility	101%-103%	181%-182%	101%~56%
Expected term	0.92 - 1 year	0.67 - 0.74 year	0 year
Risk free interest rate	1.33%	1.06%	2.22%

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

The carrying value of these convertible notes is as follows:

	September 30, 2023	December 31, 2022
Face value of certain convertible notes	$80,000	$80,000
Carrying value	$80,000	$80,000

Interest expenses associated with the convertible notes are as follows:

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2023	2022	2023	2022
Interest on the convertible notes	$1,613	$1,613	$4,787	$4,787
Amortization of debt discount	-	-	-	541
Total	$1,613	$1,613	$4,787	$5,328

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2023 AND 2022

Note 5 – Convertible Note and Derivative Liabilities (Continued)

As of September 30, 2023 and December 31, 2022, the unpaid interest balance under accounts payable and accrued liabilities was $24,056 and $19,269, respectively.

The convertible notes qualify for derivative accounting and bifurcation under ASC 815. As of September 30, 2023 and December 31, 2022, the fair value of the derivative liability associated with the conversion feature is summarized as follows:

Balance at December 31, 2022	$57,033
Change in fair value	3,401
Balance at September 30, 2023	60,434

The convertible notes qualify for derivative accounting and bifurcation under ASC 815. As of September 30, 2022 and December 31, 2021, the fair value of the derivative liability associated with the conversion feature is summarized as follows:

Balance at December 31, 2021	$157,490
Change in fair value	(131,036)
Balance at September 30, 2022	$26,454

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of September 30, 2023 and December 31, 2022 and the commitment date:

	Commitment Date	December 31, 2022	September 30, 2023
Expected dividends	0	0	0
Expected volatility	154%-173%	194.20%-201.98%	190%-228%
Expected term	2.10 years	1.08 - 1.22 years	0.33~ 0.47 years
Risk free interest rate	1.42-1.65%	4.41%	5.55%

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of September 30, 2022 and December 31, 2021 and the commitment date:

	Commitment Date	December 31, 2021	September 30, 2022
Expected dividends	0	0	0
Expected volatility	154% ~173%	203%~301%	95%~101%
Expected term	2.10 years	1.08 ~ 1.22 years	0.25 ~ 0.39 years
Risk free interest rate	1.42 ~ 1.65%	0.39%	3.33%

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

FOR THE NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2023 AND 2022

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

The fair value of the Quick Note and Quick Warrant embedded default derivatives liability has been valued as of September 30, 2023 and December 31, 2022.

The carrying value of the Quick Note is as follows:

	September 30, 2023	December 31, 2022
Face value of Quick Note	$200,000	$150,000
Less: unamortized discount	(21,326)	(21,753)
Carrying value	$178,674	$128,247

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2023 AND 2022

Note 5 – Convertible Note and Derivative Liabilities (Continued)

(2) 8% Convertible note with warrants issued on June 15, 2021 (Cont’d)

Interest expenses associated with the conversion feature are as follows:

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2023	2022	2023	2022
Interest on Quick Note	$4,033	$2,319	$15,901	$6,881
Default interest	-	-	38,000	-
Amortization of debt discount	7,015	-	27,789	52,774
Total	$11,048	$2,319	$81,690	$59,655

As of September 30, 2023 and December 31, 2022, the unpaid interest balance under accounts payable and accrued liabilities was $4,690 and $789, respectively.

The loss related to extinguishment on June 15, 2023 is as follows:

150,000 common stock issued	$52,500
Extinguish derivative liability – convertible note	(22,679)
Unamortized debt discount	2,099
Derivative Liability associated with warrants	2,012
Loss on extinguishment of debt upon amended	$33,932

As a result of the application of ASC 815 as of September 30, 2023 and December 31, 2022, the fair value of the derivative liability associated with the conversion feature is summarized as follows:

Balance at December 31, 2022	$301,742
Extinguish – convertible note associated with amended	(22,679)
Debt discount, day one, amended convertible note payable	29,461
Derivative Liability associated with warrants	2,012
Change in fair value – convertible note	5,295
Change in fair value – warrants	(22,751)
Balance at September 30, 2023	$293,080

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of September 30, 2023 and December 31, 2022 and the commitment date:

Convertible note:	Commitment Date	December 31, 2022	September 30, 2023	June 15, 2023
Expected dividends	0	0	0	0
Expected volatility	307.10%	119.70%	144.10%	95.60%
Expected term	1 year	0.45 years	0.71 year	1 year
Risk free interest rate	0.18%	4.37%	5.22%	4.83%

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2023 AND 2022

Note 5 – Convertible Note and Derivative Liabilities (Continued)

(2) 8% Convertible note with warrants issued on June 15, 2021 (Cont’d)

Warrants:	Commitment Date	December 31, 2022	September 30, 2023	June 15, 2023
Expected dividends	0	0	0	0
Expected volatility	201.70%	219.10%	217.0%	207.50%
Expected term	5 years	4.45 years	4.71 years	5.00 years
Risk free interest rate	0.65%	4.27%	5.07%	4.53%

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

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of September 30, 2022 and December 31, 2021 and the commitment date:

Convertible note:	Commitment Date	December 31, 2021	September 30, 2022
Expected dividends	0	0	0
Expected volatility	307.10%	215.70%	101.40%
Expected term	1 years	0.45 years	0 years
Risk free interest rate	0.18%	0.43%	1.28%

Warrants:	Commitment Date	December 31, 2021	September 30, 2022
Expected dividends	0	0	0
Expected volatility	201.70%	200.90%	208.90%
Expected term	5 years	4.45 years	3.7 years
Risk free interest rate	0.65%	0.82%	3.76%

Note 6 – Unsecured Short-Term Advance from Third Party

On June 20, 2019, the Company received $100,000 from a third party in the form of an unsecured, demand, non-interest-bearing, short-term advance to meet its operating needs. The advance remains outstanding at September 30, 2023 and December 31, 2022.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2023 AND 2022

Note 7 – Related Party Transactions

(1) Demand Loan from related party

On May 1, 2019, the Company issued a promissory note (the “Note”) to CubeSquare in the principal amount of $50,000. The Company’s Chief Executive Officer is the managing partner and the Company’s President is a 25% owner of CubeSquare. The Note bears interest at the rate of 8% per annum and is due and payable by the Company upon demand from CubeSquare. The Company recorded interest expenses of $997 and $2,992 for the three and nine months ended September 30, 2023. The Company recorded interest expenses of $997 and $2,981 for the three and nine months ended September 30, 2022.

On September 27, 2022 the Board and the related party noteholder agreed to cancel two convertible notes issued to Cubesquare and in full satisfaction of such outstanding debt to issue a new 6% promissory note (Ref: Note 4) in the principal amount of $35,873, representing the aggregate principal amount of $25,000 and the aggregate amount of any and all accrued interest in the amount of $10,873 as of September 27, 2022.  The Company recorded interest expenses of $543 and $1,610 for the three and nine months ended September 30, 2023.

As of September 30, 2023 and December 31, 2022, the unpaid interest balance under accounts payable and accrued liabilities – related party in respect of the aforementioned notes was $19,836 and $15,234, respectively.

(2) Advances from Related Parties

During the year ended December 31, 2019, the Company received $135,000 from Jonah Meer, its Chief Executive Officer, in the form of an unsecured, demand, non-interest-bearing, short-term advance to help meet its operating needs. During the year ended December 31, 2020, the Company received an additional $70,000 from Jonah Meer. An additional $72,500 in advances was received from Mr. Meer during the year ended December 31, 2022. An additional $47,500 in advances was received from Mr. Meer during the nine months ended September 30, 2023. Mr. Meer is owed $325,000 and $277,500 in respect to these advances at September 30, 2023 and December 31, 2022, respectively.

On August 20, 2019, the Company received $50,000 from Ido Merfeld, its President, in the form of an unsecured, demand, non-interest-bearing, short-term advance to help meet its operating needs. During the year ended December 31, 2020, the Company received an additional $21,000 from Ido Merfeld.  During the nine-months ended September 30, 2023, the Company received an additional $5,000 from Ido Merfeld. Mr. Merfeld is owed $76,000 and $71,000 in respect to these advances at September 30, 2023 and December 31, 2022, respectively.

During the year ended December 31, 2020, the Company received $10,000 from CubeSquare in the form of an unsecured, demand, non-interest-bearing, short-term advance to help meet its operating needs which amount is outstanding as of September 30, 2023 and December 31, 2022.

(3) Others

Jonah Meer, the Company’s Chief Executive Officer, made payments of $27,720 to various vendors during the nine months ended September 30, 2023.  The balance payable to Mr. Meer of $60,128 and $26,268 is reflected in accounts payable, related party as of September 30, 2023 and December 31, 2022, respectively.

During the year ended December 31, 2019, Ido Merfeld, the Company’s President, made payments to various vendors in the aggregate amount of $1,169. The balance payable to Mr. Merfeld of $1,169 is reflected in accounts payable, related party as of September 30, 2023 and December 31, 2022.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2023 AND 2022

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

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2023 AND 2022

Note 8 – Intellectual Property License Agreement and Sponsored Research Agreement (continued)

In light of the Company’s decision to advance its research with tellurium-based compounds, as more fully set forth in a License Agreement Term Sheet dated July 17, 2023, the Company and Dartmouth have had ongoing discussions as to the terms of terminating the Dartmouth license. The parties hope to terminate the license agreement on mutually agreeable terms, although there can be no such guarantee that such an agreement can be reached.

During the three- and nine-month periods ended September 30, 2023, the Company recorded a gain of $0 and $8,333, respectively in order to reverse previously accrued license fee expenses for fiscal 2023. Further, the Company expensed $0 and $4,877 during the three and nine months ended September 30, 2023 with respect to reimbursements to Dartmouth for certain patent costs. During the three and nine months ended September 30, 2022, the Company expensed $6,250 and $18,750, respectively, as license fees under the terms of the aforementioned agreement.

As of September 30, 2023, the Company owed $54,877 to Dartmouth.

Note 9 –License Agreement Term Sheet

On July 17, 2023 the Company entered into a License Agreement Term Sheet (the “Agreement”) with Professors Benjamin Sredni and Michael Albeck (the “Professors”) and Dr. Ido Merfeld (“Merfeld), the Company’s President and co-Founder.

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

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2023 AND 2022

Note 9 – License Agreement Term Sheet  (continued)

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

As consideration for joining the Scientific Advisory Board, The Professors each received a grant of 150,000 common stock options exercisable at $0.50 with one-third (1/3) being immediately exercisable, and an additional one-third (1/3) exercisable on each of the first- and second-year anniversary dates of the Agreement. Each option shall have a 3-year term for which to exercise the option.

Adv. Avichai Isaschar and Hananel Levy will join the Company’s Business Advisory Board and as consideration each received a grant of 50,000 common stock options exercisable at $1.00 each with one-third (1/3) being immediately exercisable, and an additional one-third (1/3) exercisable on each of the first- and second-year anniversary dates of the Agreement. Each option shall have a 3-year term for which to exercise the option.

In consideration of the Background IP, Qrons issued to the Professors, to be held as directed by them a total of 800,000 common stock options to purchase shares of Qrons common stock at an exercise price of $1.00 per share, fifty percent (50%) which shall be exercisable on the date of execution of the Agreement and the balance exercisable 1 year from the date of the Agreement. Should the Professors request to receive back the rights to the New Patent “all un-exercised options immediately expire.”

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

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2023 AND 2022

Note 10 – Stock Plan (continued)

(a) Stock Options granted to Science Advisors, Business Advisors, Professors and employees

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

During the nine months ended September 30, 2023, 50,000 fully vested three-year stock options to purchase 50,000 shares of common stock of the Company previously granted to an employee expired unexercised.

On July 17, 2023, under the  License Agreement Term Sheet (ref: Note 9)  the Board awarded Professors the following three-year stock options:  (i) an immediately exercisable option to purchase 266,668 shares of common stock at an exercise price of $1.00 per share, (ii) an option to purchase 266,666 shares of common stock exercisable on July 15, 2024 at an exercise price of $1.00 per share and (iii) an option to purchase 266,666 shares of common stock exercisable on July 15, 2025 at an exercise price of $1.00 per share, provided the advisors are still providing services to the Company.

On July 17, 2023, under the  License Agreement Term Sheet (ref: Note 9)  the Board awarded its Science Advisors the following three-year stock options:  (i) an immediately exercisable option to purchase 100,000 shares of common stock at an exercise price of $0.50 per share, (ii) an option to purchase 100,000 shares of common stock exercisable on July 15, 2024 at an exercise price of $0.50 per share and (iii) an option to purchase 100,000 shares of common stock exercisable on July 15, 2025 at an exercise price of $0.50 per share, provided the advisors are still providing services to the Company.

On July 17, 2023, under the  License Agreement Term Sheet (ref: Note 9)  the Board awarded its Businesses Advisors the following three-year stock options:  (i) an immediately exercisable option to purchase 33,334 shares of common stock at an exercise price of $1.00 per share, (ii) an option to purchase 33,334 shares of common stock exercisable on July 15, 2024 at an exercise price of $1.00 per share and (iii) an option to purchase 33,332 shares of common stock exercisable on July 15, 2025 at an exercise price of $1.00 per share, provided the advisors are still providing services to the Company.

The fair value of new option award during the nine-months ended September 30, 2023 above is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions at the measurement date(s):

Measurement date
Dividend yield	0%
Expected volatility	229.85%
Risk-free interest rate	4.34%
Expected life (years)	3
Stock Price	$0.40
Exercise Price	$0.50 ~ 1.00

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2023 AND 2022

Note 10 – Stock Plan (continued)

(a) Stock Options granted to Science Advisors, Business Advisors, Professors and employees The following table is the recognized compensation in respect of the above stock option compensation, which amounts have been allocated as below:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023

Research and development expenses	$378,678	$378,678
General and administrative expenses	41,113	41,113
Total	$419,791	$419,791

As of September 30, 2023 and December 31, 2022, total unrecognized compensation remaining to be recognized in future periods totaled $253,392 and $0, respectively.  Details of outstanding options for employees, professors, scientific advisors and business advisors at September 30, 2023 are below:

	Grant date	Vested	Unvested	Exercise price	Expiry
Scientific Advisors	12/10/18	145,000	-	$2.00	12/10/23
	12/17/19	33,333	-	$2.00	12/17/23
	12/17/19	33,333	-	$2.00	12/17/24
	12/10/20	100,000	-	$2.00	12/10/25
	12//22/21	325,000	-	$2.00	12/22/26
	12/22/22	325,000	-	$2.00	12/22/27
	07/17/23	50,000	-	$0.50	07/17/26
	07/17/23	50,000	50,000	$0.50	07/17/27
	07/17/23	50,000	50,000	$0.50	07/17/28
	07/17/23	50,000	-	$0.50	07/17/26
	07/17/23	50,000	50,000	$0.50	07/17/27
	07/17/23	50,000	50,000	$0.50	07/17/28

Business Advisors	07/17/23	16,667	-	$1.00	07/17/26
	07/17/23	16,667	16,667	$1.00	07/17/27
	07/17/23	16,666	16,666	$1.00	07/17/28
	07/17/23	16,667	-	$1.00	07/17/26
	07/17/23	16,667	16,667	$1.00	07/17/27
	07/17/23	16,666	16,666	$1.00	07/17/28

Employees	12/10/18	33,333	-	$2.00	12/10/23
	07/01/19	33,333	-	$2.00	07/01/24

Professors	07/17/23	133,334	-	$1.00	07/17/26
	07/17/23	133,333	133,333	$1.00	07/17/27
	07/17/23	133,333	133,333	$1.00	07/17/28
	07/17/23	133,334	-	$1.00	07/17/26
	07/17/23	133,333	133,333	$1.00	07/17/27
	07/17/23	133,333	133,333	$1.00	07/17/28

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2023 AND 2022

Note 10 – Stock Plan (continued)

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

Following are the details of stock options granted to our officers at September 30, 2023:

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

As of September 30, 2023 and 2022 there was no unrecognized compensation with respect to the aforementioned stock options remaining to be recognized in future periods.

A summary of the activity for the Company’s stock options at September 30, 2023 and December 31, 2022, is as follows:

	September 30, 2023			December 31, 2022
		Weighted Average Exercise	Weighted Average Remaining Contractual Life		Weighted Average Exercise	Weighted Average Remaining Contractual Life
	Shares	Price	(in years)	Shares	Price	(in years)
Outstanding, beginning of period	4,328,332	$2	3.03	4,098,332	$2	3.08
Granted	1,200,000	$0.88	-	975,000	$2	-
Exercised	-	$-	-	-	$-	-
Canceled/forfeited	(50,000)	$2	-	(745,000)	$2	-
Outstanding, end of period	5,478,332	$1.75	2.64	4,328,332	$2	3.03
Options exercisable, end of period	4,678,334	$1.90	2.35	4,328,332	$2	3.03
Weighted average fair value of options granted		$1.75			$2

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2023 AND 2022

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

There were 2,000 shares of Series A Preferred Stock issued and outstanding as of September 30, 2023 and December 31, 2022.

Common Stock

In June 2023, the Company issued 150,000 shares of its common stock to Quick Capital LLC with a value of $52,500 related to a loan amendment (Note 5).

There were 13,589,789 and 13,439,789 shares of common stock issued and outstanding as of September 30, 2023 and December 31, 2022, respectively.

Common Stock Purchase Warrants

As of September 30, 2023 and December 31, 2022, the following common stock purchase warrants were outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2021	295,000	$1.00
Granted	-	-
Canceled/forfeited	-	-
Exercised	-	-
Outstanding – December 31, 2022	295,000	1.00
Granted	-	-
Canceled/forfeited	-	-
Exercised	-	-
Outstanding – September 30, 2023	295,000	$1.00

On June 15, 2021, the Company granted a convertible noteholder a warrant to purchase 115,000 shares of common stock at an exercise price of $1.00, subject to adjustments for full ratchet resets for dilutive issuances at lower prices. (See Note 5(2) above.)

Note 12 – Subsequent Events

On October 1, 2023, the Company entered into an Advisory Board Member Consulting Agreement (the “Agreement”) with Shiri Navon-Venezia (“Venezia”) whereunder Venezia shall provide advisory and consulting services to the Company as part of the Company’s Scientific Advisory Board.  As consideration for the services, Venezia has been granted 100,000 three-year stock options at an exercise price of $0.50 per share of which 33,334 stock options shall vest immediately, 33,333 stock options vest on the one-year anniversary date of the Agreement and the remaining 33,333 stock options vest on the two-year anniversary date of the Agreement, provided Venezia is still providing services to the Company.

On October 1, 2023, the Company entered into an Advisory Board Member Consulting Agreement (the “Agreement”) with Dr. Motti Ratmansky (“Ratmansky”) whereunder Ratmansky shall continue to provide advisory and consulting services to the Company as part of the Company’s Scientific Advisory Board. As consideration for the services Ratmansky has been granted a five (5) year fully vested stock option to purchase 50,000 shares of the Company’s common stock at an exercise price of $2.00 per share.

On November 1, 2023, the Company entered into an Advisory Board Member Consulting Agreement (the “Agreement”) with Dr. Paul Kaye (“Kaye”) whereunder Kaye shall provide advisory and consulting services to the Company as part of the Company’s Scientific Advisory Board. As consideration for the services Kaye has been granted 50,000 three-year stock options at an exercise price of $2.00 per share of which 16,666 vest immediately, 16,667 stock options vest on the one-year anniversary date of the Agreement and the remaining 16,667 stock options vest on the two-year anniversary date of the Agreement, provided Kaye is still providing services to the Company.

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

On July 17,2023 the Company entered into a License Agreement Term sheet with Professors Benjamin Sredni and Michael Albeck (the “Professors”), to which Dr. Ido Merfeld, the Company’s President, was also a party.

Under the Agreement the Professors, inventors of certain patents, applications, processes and who possess certain related know-how particularly as to AS101 Tellurium based compounds (the “Background IP”), agreed to license the Background IP to the Company.  Dr. Merfeld is the inventor of certain patents and possesses certain related know-how particularly as to Pseudopolyrotaxanes and Cyclodextrins, all owned by the Company (“Qrons IP”).

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

Results of Operations

Three Months Ended September 30, 2023 and September 30, 2022

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future.

Net Loss

We reported a net loss of $529,667 in the three months ended September 30, 2023 as compared to net income of $75,764 in the three months ended September 30, 2022 as follows:

	Three Months ended
	September 30,
	2023	2022

Net sales	$-	$-

Operating expenses:
Research and development expenses	378,678	6,250
Professional fees	9,647	8,999
General and administrative expenses	51,230	7,202
Total operating expenses	439,555	22,451

Income (loss) from operations	(439,555)	(22,451)

Other income (expense)
Loss on extinguishment of debt	-	-
Interest expense	(14,201)	(6,875)
Change in fair market value of derivative liabilities	(75,911)	105,090
Total other income (expense)	(90,112)	98,215

Net income (loss)	$(529,667)	$75,764

Operating Expenses

Total operating expenses for the three months ended September 30, 2023 were $439,555 compared to total operating expenses of $22,451 for the three months ended September 30, 2022. The increase in operating expenses during the three months ended September 30, 2023 is due to a substantial increase in research and development expenses from $6,250 for the three months ended September 30, 2022 to of $378,678 in the current three months ended September 30, 2023, predominantly related to stock based compensation to certain consultants in the form of stock options valued at $378,678. The Company also recorded an increase to general and administrative expenses in the comparative three-month periods from $7,202 in the three months ended September 30, 2022 to $51,230 in the three months ended September 30, 2023. Included in general and administrative expenses for the three months ended September 30, 2023 is $41,113 related to recognized compensation for Stock Options granted to certain business consultants in the period with no similar expense in the prior three months ended September 30, 2023.  During the three months ended September 30, 2023 professional fees remained relatively constant with fees totaling $8,999 in the three months ended September 30, 2022 as compared to $9,647 in the three months ended September 30, 2023.

Other Income (Expense)

Other expense in the three months ended September 30, 2023 was $90,112 as compared to other income of $98,215 for the three months ended September 30, 2022. The expense included a loss of $75,911 as a result of the change in fair market value of derivative liabilities, plus interest expense of $14,201 which is comprised of accretion of convertible notes of $7,015, and accrued interest on convertible notes payable of $7,186. Other income in the three months ended September 30, 2022, was $98,215, which included a gain of $105,090 as a result of the change in fair market value of derivative liabilities, offset by interest expense of $6,875.

Nine Months Ended September 30, 2023 and September 30, 2022

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future.

Net Loss

We had a net loss of $610,871 in the nine months ended September 30, 2023, compared to $116,692 in the nine months ended September 30, 2022, as follows:

	For the Nine Months Ended
	September 30,
	2023	2022

Net sales	$-	$-

Operating expenses:
Research and development expenses	375,792	23,596
Professional fees	50,867	62,904
General and administrative expenses	73,256	30,571
Total operating expenses	499,915	117,071

Income (loss) from operations	(499,915)	(117,071)

Other income (expense)
Loss on extinguishment of debt	(33,932)	-
Interest expense	(91,079)	(69,406)
Change in fair market value of derivative liabilities	14,055	69,785
Total other expense	(110,956)	379

Net (loss)	$(610,871)	$(116,692)

Operating Expenses

Total operating expenses for the nine months ended September 30, 2023 increased to $499,915 as compared to total operating expenses of $117,071 for the nine months ended September 30, 2022. The increase in operating expenses during the nine months ended September 30, 2023 is due to an increase in research and development expenses from $23,596 in the nine months ended September 30, 2022 to $375,792 in the nine months ended September 30, 2023, of which $378,678 relates to recognized compensation for stock options granted to Science Advisors and employees,  $4,877 to patent fees, and $570 to supplies, which amounts were offset by a refund of license fees of $8,333; an increase in general and administrative expenses to $73,256 at September 30, 2023 from $30,571 at September 30, 2022, mainly due to expenses of $41,113 which relates to recognized compensation for stock options granted to certain business consultants in the period.  During the nine months ended September 30, 2023 professional fees decreased to $50,867 from $62,904 for the nine months ended September 30, 2022.

Other Expense

Other expense in the nine months ended September 30, 2023 was $110,956, which included a gain of $14,055 as a result of the change in fair market value of derivative liabilities, offset by interest expense of $91,079 which is comprised of accretion of convertible notes of $27,789, interest penalties on certain convertible notes of $38,000 and accrued interest on convertible notes payable of $25,290, and a loss on extinguishment of certain debt of $33,932.  Other income in the nine months ended September 30, 2022, was $379 and included a gain of $69,785 as a result of the change in value of derivative liabilities and interest expense of $69,406, which is comprised of accretion of convertible notes of $53,315 and accrued interest on convertible notes of $16,091.

Operating Activities

Net cash used in operating activities was $48,423 for the nine months ended September 30, 2023 compared to $89,098 for the nine months ended September 30, 2022.  Net cash used in operating activities for the nine months ended September 30, 2023 was primarily the result of net loss, increased by a non-cash item gain on change in fair market value of derivative liabilities of $14,055, offset by non-cash items  accretion of debt discount of $27,789, noncash interest penalties of $38,000, loss on the extinguishment of debt of $33,932 and changes to operating assets and liabilities, including an increase to accounts payable of $18,530 and an increase to accounts payable-related parties of $38,462. Net cash used in operating activities for the nine months ended September 30, 2022, was primarily the result of net loss, increased by a non-cash item gain on change in fair market value of derivative liabilities of $69,785, offset by non-cash items accretion of debt discount of $53,315 and changes to operating assets and liabilities, including an increase to accounts payable of $40,541 and an increase to accounts payable-related parties of $3,523.

Investing Activities

There were no investing activities during the nine months ended September 30, 2023 and 2022.

Financing Activities

Net cash provided by financing activities was $52,500 for the nine months ended September 30, 2023 compared to $62,500 for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, the Company received net proceeds of $52,500 from a related party in the form of unsecured advances.  During the nine months ended September 30, 2022 the Company received $62,500 in proceeds from a related party in the form of unsecured advances.

Liquidity and Capital Resources

As of September 30, 2023, we had cash of $7,146. We are in the early stage of development and have experienced net losses to date and have not generated revenue from operations which raises substantial doubt about our ability to continue as a going concern. There are a number of conditions that we must satisfy before we will be able to commercialize potential products and generate revenue, including successful development of product candidates, which includes clinical trials, FDA approval, demonstration of effectiveness sufficient to generate commercial orders by customers, establishing production capabilities as well as effective marketing and sales capabilities for our product. We do not currently have sufficient resources to accomplish any of these conditions necessary for us to generate revenue and expect to incur increasing operating expenses. We will require substantial additional funds for operations, the service of debt and to fund our business objectives. There can be no assurance that financing, whether debt or equity, will be available to us in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms favorable to us. If additional funds are raised by the issuance of equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing stockholders. We currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources.

We continue exploring sources of debt and equity financings as well as available grants. We are currently exploring and are in discussions for a potential strategic alliance in the biotechnology field which could advance our MSCs and neurodegenerative research. as well as treat other indications. There can be no assurance that we will reach agreement on this alliance or that the necessary financing will be available to implement the research under the alliance. In such event, we may explore other relationships with other third parties to develop or commercialize products or technologies that we have not previously sought to develop or commercialize, decide to exit our existing business, cease operations altogether or pursue an acquisition of our company. However, without additional financing, we do not believe our resources will be sufficient to meet our operating and capital needs beyond fiscal 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of September 30, 2023, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as set out below, there were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company.

On October 1, 2023, the Company granted Scientific Advisory Board Member Shiri Navon-Venezia (“Venezia”) 100,000 three-year stock options at an exercise price of $0.50 per share of which 33,334 stock options shall vest immediately, 33,333 stock options vest on the one-year anniversary date of the Agreement and the remaining 33,333 stock options vest on the two-year anniversary date of the Agreement, provided Venezia is still providing services to the Company.

On October 1, 2023, the Company granted Scientific Advisory Board Member Dr. Motti Ratmansky a five (5) year fully vested stock option to purchase 50,000 shares of the Company’s common stock at an exercise price of $2.00 per share.

On November 1, 2023, the Company granted Scientific Advisory Board Member Dr. Paul Kaye (“Kaye”) 50,000 three-year stock options at an exercise price of $2.00 per share of which 16,666 vest immediately, 16,667 stock options vest on the one-year anniversary date of the Agreement and the remaining 16,667 stock options vest on the two-year anniversary date of the Agreement, provided Kaye is still providing services to the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

On September 8, 2023, the Company was informed that Pinnacle Accountancy Group of Utah a dba of Heaton & Company, PLLC (“Pinnacle”) had sold a portion of its public company business to GreenGrowth CPAs (“GreenGrowth”).

On November 2, 2023, the Company engaged and executed an agreement with GreenGrowth CPAs (“GreenGrowth”), as the Company’s new independent accountant to replace Pinnacle.

The board of directors of the Company, acting as the audit committee, approved the decision to change independent accountants.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit
10.35	License Agreement Term Sheet dated July 17, 2023 ( Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2023)
10.36

June 15, 2023 Letter Agreement between the Company and Quick Capital LLC (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 10-Q filed with the SEC on August 14, 2023).

31*

Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*

Certification of the Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QRONS INC.

Date: November 13, 2023	By:	/s/ Jonah Meer
Jonah Meer
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

