Form 10-K
period 2023-12-31
Qrons Inc.
filed 2024-04-15
CIK 1689084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of April 10, 2024, there were 13,649,789 shares of the registrant’s common stock outstanding.

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

We are an innovative biotechnology company dedicated to developing biotech products, treatments and technologies to combat neuronal and infectious diseases with a focus on antibiotic resistant bacteria, which is becoming the most prominent and rapidly growing worldwide cause of illness and death. Our approach is to seek to engage in strategic arrangements with companies universities and, scientists that are developing unique know how and intellectual properties in the fields of, stem cells, antibiotic resistant drug development and tissue engineering, for deployment in the fight against neuronal and infectious diseases.  Our search is focused on researchers based in Israel, a country which is world-renowned for biotech innovations and where our researchers are based.

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

In early 2022, the Company began collaborating with scientists at Bar Ilan University,  a leading University in Israel to conduct preliminary experiments to confirm that a combination of certain molecule compounds that they invented which contain immunomodulating properties when integrated with ingredients in our QS200™ product candidate may substantially improve its solubility and allow very high dosage treatments which we believe offers treatment options to diffused axonal injuries. These molecules are being tested for certain indication in various Phase II trials conducted by others.

We also believe that the improved dosage delivery may present a unique treatment option to patients who suffer from antibiotic resistant bacteria infection and Sepsis. We have developed a research plan   to conduct such in vitro tests, which if successful we believe may provide an expedited pathway to human trials.

On July 17, 2023, the Company entered into a License Agreement Term Sheet (the "Agreement”) with Professors Benjamin Sredni and Michael Albeck (the "Professors”) and Dr. Ido Merfeld ("Merfeld), the Company’s President and co-Founder.

Under the Agreement the Professors, inventors of certain patents, applications, processes and who possess certain related know-how particularly as to AS101 Tellurium based compounds, (the "Background IP”) agreed to license the Background IP to Qrons.

The Background IP, independently or together with the Qrons IP will be used as part of a new research program allowing for the use of all Background IP by Qrons to experiment and commercialize the therapeutic effect of certain Tellurium based compounds on antibiotic resistance bacterial infections, Sepsis and Traumatic brain injuries ("Tellurium Research”).

Previously, under an intellectual property license agreement (the “Intellectual Property Agreement”) with the Trustees of Dartmouth College (“Dartmouth”) to develop innovative 3D printable, biocompatible advanced materials, Dartmouth granted the Company an exclusive worldwide, royalty bearing license for 3D printable materials in the field of human and animal health and certain additional patent rights to use and commercialize licensed products and services. As the Company’s short-term focus and deployment of resources has pivoted to developing a treatment for Sepsis, which the Company believes has the potential to reach commercialization in a shorter time span, the Company in 2023 entered into discussions with Dartmouth as to a range of issues including the termination of the license. In February 2024 the Company reached agreements with Dartmouth as to open issues and the license has been terminated.

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

Agreements for Sepsis Program

On July 17, 2023, the Company entered into a License Agreement Term Sheet with Professors Benjamin Sredni and Michael Albeck and Dr. Ido Merfeld the Company’s President and co-Founder.

Under the Agreement the Professors, inventors of certain patents, applications, processes and who possess certain related know-how particularly as to AS101 Tellurium based compounds, agreed to license the Background IP to Qrons.

Merfeld is the inventor of certain patents and possesses certain related know-how particularly as to Pseudopolyrotaxanes and Cyclodextrins, all owned by the Company ("Qrons IP”).

The Professors granted Qrons an exclusive world-wide, perpetual license to the Background IP, unless the Background IP is returned should Qrons fail to meet certain fundraising and prosecution milestones.

The Background IP, independently or together with the Qrons IP will be used as part of a new research program allowing for the use of all Background IP by Qrons to experiment and commercialize the therapeutic effect of certain Tellurium based compounds on antibiotic resistance bacterial infections, Sepsis and Traumatic brain injuries.

The Tellurium Research will be allowed to expand to include other indications as progress warrants and agreed by the parties. The Professors and Merfeld as co-inventors will enter into a new patent filing for treating sepsis with certain Tellurium based compounds independently and in combination with Cyclodextrins, to be known as the "New Patent”. The New Patent will be assigned to Qrons, subject to Qrons rights under the Agreement.

As part of the Tellurium Research program the Professors joined Qrons’ Scientific Advisory Board.

All new intellectual properties and/or Know-how discovered and/or generated by The Tellurium Research ("Forward IP”) will be the sole property of Qrons. All the Background IP will remain to be the sole property of the Professors until an Exit Event occurs.

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

As consideration for joining the Scientific Advisory Board, The Professors each received a grant of 150,000 common stock options exercisable at $0.50 (half dollar) with one-third (1/3) being immediately exercisable, and an additional one-third (1/3) exercisable on each of the first- and second-year anniversary dates of the Agreement. Each option has  a 3-year term for which to exercise the option.

As part of the Agreement Adv. Avichai Isaschar and Hananel Levy joined the Company’s Business Advisory Board and as consideration each receive a grant of 50,000 common stock options exercisable at $1.00 (One dollar) each with one-third (1/3) being immediately exercisable, and an additional one-third (1/3) exercisable on each of the first- and second-year anniversary dates of the Agreement. Each option has a 3-year term for which to exercise the option.

In consideration of the Background IP, Qrons will issue to the Professors a total of 800,000 common stock options exercisable to purchase shares of Qrons common stock at an exercise price of $1.00 per share, fifty percent (50%) which is exercisable on the date of execution of the Agreement and the balance exercisable 1 years from the date of the Agreement. Should the Professors request to receive back the rights to the New Patent "all un-exercised options will expire.”

In consideration of licensing the Background IP, Qrons is obligated to pay the Professors an earned Royalty of 2% (1% each) Net Sales of any Tellurium based transactions, anywhere in the World and pay to the Professors fifteen percent (15%) of all Sublicense Consideration received by Qrons and each Affiliate under a Sublicense.

In the case of a Qrons Exit Event (as defined in the Agreement) the Professors are required to transfer full ownership of the Background IP to Qrons and in exchange receive two percent (2%) (1% each) of any consideration received by Qrons as part of such Exit Event.

Agreements with Dartmouth

On October 2, 2019, the Company entered into the Intellectual Property Agreement pursuant to which Dartmouth granted the Company an exclusive world-wide license under the patent application entitled “Mechanically Interlocked Molecules-based Materials for 3D Printing” in the field of human and animal health and certain additional patent rights to use and commercialize licensed products and services. The license grant included the right of the Company to sublicense to third parties subject to the terms of the Agreement.

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

Under the Agreement, the Company was required to diligently proceed with the development, manufacture and sale of licensed products and licensed services, including funding at least $1,000,000 of research in each calendar year beginning in 2019 and ending with the first commercial sale of a licensed product; filing an IND/BLA (or equivalent) with the FDA or a comparable European regulatory agency before the four-year anniversary and make the first commercial sale of a licensed product before the twelve-year anniversary of the effective date of the Agreement and achieve annual net sales of at least $50,000,000 by 2033. If the Company failed to perform any of these obligations, Dartmouth had the option to terminate the Agreement or change the exclusive license to a nonexclusive license.

As the Company failed to fulfill its requirements under the Agreement Dartmouth declared the Company in default in in August 2023, as had terminated the license. The Company is indebted to Dartmouth for $50,000 of unpaid annual license fees and $4,877 of unpaid reimbursable patent maintenance costs.

The Company and Dartmouth also agreed in February 2024 to add Professor Chenfeng Ke and Qianming Lin, both formerly of Dartmouth as co-inventors of the patent entitled Techniques for Promoting Neuronal Recovery and to add Dartmouth as co-owner of the patent together with Qrons.

The Company’s sponsored research agreement, pursuant to which the Company funded research conducted by Dartmouth of mutual interest to the parties terminated by its terms in July 2020.

Business Description

The Company’s initial focus at its formation was traumatic brain injury (“TBI”), a severe form of neuronal damage caused by powerful head impacts. Patients can experience transient symptoms, profound disability or death. TBI is generally caused by violent acts, motor vehicle accidents, falls and sports-related concussions.

TBI can be characterized into two distinct subtypes, penetrating injuries, in which an object pierces the skull and directly damages the brain causing extensive damage to the neuronal tissue or diffused axonal injuries (commonly referred to as concussions) that are non-penetrating blows that push the brain against the skull, inflicting neuronal damage. Diffused axonal injuries account for approximately 89% of all TBIs.

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

Our Mission and Approach

Our goal is to develop and license biotech products, treatments and technologies to combat neuronal and infectious diseases with a focus on antibiotic resistant bacteria, which is becoming the most prominent and rapidly growing worldwide cause of illness and death. Our approach is to seek to engage in strategic arrangements with companies universities and, scientists that are developing unique know how and intellectual properties in the fields of, stem cells, antibiotic resistant drug development and tissue engineering, for deployment in the fight against neuronal and infectious diseases.

Our search is focused on researchers based in Israel, a country which is world-renowned as having a long track record of successful and ground-breaking innovations.

We believe we have assembled a talented and experienced development team, comprised of scientists, doctors and finance professionals, who can identify and evaluate promising product and treatment candidates and partner companies for potential acquisition. The core of our team consists of seasoned Israelis making us well positioned to mine Israel’s emerging technologies.

Our search is for value accretive transactions with high growth, and clinical and commercial potential. Following the exclusive license or acquisition of the intellectual property underpinning a product candidate, we will seek to leverage our business, scientific, regulatory, legal and finance expertise to help partner companies and entrepreneurs achieve their goals while providing us a platform to advance treatments of unmet neuronal diseases.

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

In early 2022, the Company began collaborating with scientists at Bar Ilan University,  a leading University in Israel to conduct preliminary experiments to confirm that a combination of certain molecule compounds that they invented which contain immunomodulating properties when integrated with ingredients in our QS200™ product candidate may substantially improve its solubility and allow very high dosage treatments which we believe offers treatment options to diffused axonal injuries. These molecules are being tested for certain indication in various Phase II trials conducted by others.

We also believe that the improved dosage delivery may present a unique treatment option to patients who suffer from antibiotic resistant bacteria infection and Sepsis. We have developed a research plan   to conduct such in vitro tests, which if successful we believe may provide an expedited pathway to human trials.

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

The market for TBI, which had been the Company’s focus to date, has been analyzed by the Center for Disease Control and Prevention (the “CDC”), which sees TBI as a major cause of death and disability in the United States with TBI contributing about 30% of all injury deaths. According to the CDC, in 2020 there were over 64,000 deaths in the United States from injuries that include TBI, with people aged 75 years or older accounting for about 32% of TBI related hospitalizations and 28% of TBI related deaths. Annually in the U.S. there are more than 2.5 million reported cases with 223,000 hospitalizations. CDC data indicates that the economic cost of TBI in 2010, including direct and indirect medical costs, is estimated to be approximately $76.5 billion. According to the European CENTER, the global annual burden of TBI was estimated at $400 billion.

The Sepsis Therapeutics market in the U.S. is estimated at $1.1 Billion in the year 2022. China, the world’s second largest economy, is forecast to reach a projected market size of $59.1 Billion by the year 2030 trailing a CAGR of 74.2% over the analysis period 2022 to 2030. Among the other noteworthy geographic markets are Japan and Canada, each forecast to grow at 70.3% and 67.1% respectively over the 2022-2030 period. Within Europe, Germany is forecast to grow at approximately 63% CAGR.

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

Intellectual Property

Our intellectual property is critical to our business, and we will strive to protect it, including by seeking, obtaining and maintaining patent protection for our product candidates, novel discoveries and technology, including new targets and applications, and other inventions that are important to our business. We also rely on trademarks, trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain our proprietary position.

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

Dartmouth had granted the Company an exclusive worldwide, royalty bearing license for such 3D printable materials in the field of human and animal health and certain additional patent rights to use and commercialize licensed products and services pursuant to the Intellectual Property Agreement. As the Company’s short-term focus and  deployment of resources has pivoted to devote research resources  to treating infectious disease we failed to devote the necessary  resources to commercialize the patent. In August 2023 Dartmouth declared us in default and has terminated the license.

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

On February 4, 2024, the patent application was updated to include Professor Chenfeng Ke and Qianming Lin both formerly of Dartmouth as additional inventors together with Dr. Ido Merfeld, Qrons President and co-founder. In addition, Dartmouth was added as a co-owner with Qrons.

On April 3, 2022, the Company filed a provisional patent application with the USPTO entitled ‘Therapeutic Polypseudorotaxane Hydrogels’. The patent relates generally to the treatment of pathological central nervous system conditions such as traumatic injury or neurodegenerative disease. More specifically some applications of the invention relate to uses of hydrogels in the treatment of such conditions. Further the Company has filed an International Patent Application at the International Bureau, for inventions of Therapeutic Polypseudorotaxane Hydrogels in order to provide the Company with the option to, in the future, seek protection for these inventions globally. This International Patent Application was filed on March 12, 2023, and was assigned application number PCT/IB2023/052368. The application was published on October 12, 2023.

On August 9, 2023, the Company filed a provisional patent application with the USPTO entitled ‘Tellurium Compositions and Techniques For Use Therewith.’ The patent relates generally to the therapeutic effect of certain Tellurium based compounds on antibiotic resistance bacterial infections, Sepsis and Traumatic Brain Injuries.

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

Research and Development

Research and development costs were $462,459 for the year ended December 31, 2023 and $194,406 for the year ended December 31, 2022, respectively.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

For risks relating to our operations, see “Risk Factors” contained in our prospectus filed with the S-1 on January 14, 2022.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk management and strategy.

We recognize the importance of developing, implementing, and maintaining robust cybersecurity measures to protect our information systems and protect the confidentiality, integrity, and availability of our data. Presently our information systems are limited to databases maintained by third parties.  As a result we have established limited policies and procedures to assess, identify, and manage material risk from cybersecurity threats. We assess risks from cybersecurity threats against our third-party information systems that may result in adverse effects on our information systems or any information residing therein. We conduct periodic and ad-hoc assessments to identify cybersecurity threats. Presently we do not believe there are any material threats to our systems.

Following these risk assessments, if needed, we evaluate whether and/or how to re-design, implement, and maintain reasonable safeguards to mitigate identified risks and reasonably address any identified gaps in existing safeguards. We do not yet have an IT manager given our limited exposure to risks, and therefore the review of our limited systems is undertaken by our Chief Executive Officer (CEO) to manage the risk assessment and mitigation process. When applicable to our corporate structure and when we believe exposure to risks within our systems exceeds the current limited levels of exposure, we will monitor and test our safeguards and train our employees on the implementation of such safeguards, in collaboration with human resources, IT, and management, as available. We aim to promote a company-wide culture of cybersecurity risk management as we grow in size.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing during the financial year ended December 31, 2023.

Governance

Our board of directors, also acting as our audit committee, is responsible for monitoring and assessing strategic risk exposure. Our board of directors administers its cybersecurity risk oversight function directly as a whole. Our CEO is responsible for assessing and managing our material risks from cybersecurity threats and conducts this assessment on a regular basis, or at least once per year.

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

The last reported sales price of our common stock on the OTCQB on April 10, 2024 was $0.1855.

Holders

As of April 10, 2024, there were 37 stockholders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2022:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-		-	-

Equity compensation plans not approved by security holders (1)	4,783,333	(2)	$1.69	-

_____________

(1) On December 14, 2016, the Board adopted the Plan as described in Item 10 of this Annual Report on Form 10-K. 10,000,000 shares are reserved for issuance under the Plan.

(2)  Represents (i) five-year options granted to each of Jonah Meer and Ido Merfeld to purchase an aggregate of 1,300,000 shares of common stock at $2.00 per share ( (iii) five-year options to purchase an aggregate of 750,000 shares of common stock at $2.00 per share to Liat Hammer our Director of Research and Development, and (iv) three-year options to purchase an aggregate of 33,333 shares and five-year options to purchase an aggregate of 50,000 shares of common stock at $2.00 per share, to Motti Ratmansky, a Science Advisor, (v) five- year options to purchase an aggregate of 800,000 shares of common stock at $1.00 per share  to Bengamin Sreni and Michael Albeck in consideration for transferring background IP to the Company (vi)  five-year options to purchase an aggregate of 150,000 shares of common stock at $0.50  per share to Benjamin Sredni , a Science Advisor  (vii) five-year options to purchase an aggregate of 150,000 shares of common stock at $0.50  per share to Michael Albeck, a Science Advisor (viii) five-year options to purchase an aggregate of 50,000 shares of common stock at $1.00  per share to Avichai Isaschar, a Business Advisor (ix) ) five-year options to purchase an aggregate of 50,000 shares of common stock at $1.00  per share to Hananel Levy  a Business Advisor  (x) ) five-year options to purchase an aggregate of 100,000 shares of common stock at $0.50  per share to Shir Navon Venezia, a Science Advisor (xi)  five-year options to purchase an aggregate of 50,000 shares of common stock at $2.00  per share to Paul Kaye a Science Advisor as set forth in Note 9 to the financial statements under Item 8 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

Except as set forth below, there were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company.

On November 20, 2023 the Company issued 60,000 shares of restricted common stock to Pavel Hilman, pursuant to an Advisory Board Agreement valued at fair market value or $0.278 per share.

On November 1, 2023, the Company granted five -year options to purchase an aggregate of 50,000 shares of its common stock at an exercise price of $2.00 per share, to Paul Kaye for serving as a Scientific Advisor to the Company. 16,667 of such shares subject to the option are immediately exercisable and expire on November 1, 2026, 16,667 shares vest on November 1, 2024, and expire on November 1, 2027 and 16,666 shares vest on November 1, 2025 and expire on November 1, 2028.

On October 1, 2023, we granted a five-year option to purchase 50,000 shares of common stock, at an exercise price of $2.00 per share, to Motti Ratmanski for serving as a Science Advisor to the Company

On October 1, 2023, the Company granted five -year options to purchase an aggregate of 100,000 shares of its common stock at an exercise price of $0.50 per share, to Shiri Navon Venezia for serving as a Science Advisor to the Company. 33,334 of such shares subject to the option are immediately exercisable and expire on October 1, 2026, 33,333 shares vest on October 1, 2024, and expire on October 1, 2027 and 33,333 shares vest on October 1, 2025 and expire on October 1, 2028.

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

Plan of Operations

We are an innovative biotechnology company dedicated to developing biotech products, treatments and technologies to combat neuronal and infectious diseases with a focus on antibiotic resistant bacteria, which is becoming the most prominent and rapidly growing worldwide cause of illness and death. Our approach is to seek to engage in strategic arrangements with companies universities and, scientists that are developing unique know how and intellectual properties in the fields of, stem cells, antibiotic resistant drug development and tissue engineering, for deployment in the fight against neuronal and infectious diseases.  Our search is focused on researchers based in Israel, a country which is world-renowned for biotech innovations and where our researchers are based.

diseases Our search is focused on researchers based.

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

In early 2022, the Company began collaborating with scientists at Bar Ilan University,  a leading University in Israel to conduct preliminary experiments to confirm that a combination of certain molecule compounds that they invented which contain immunomodulating properties when integrated with ingredients in our QS200™ product candidate may substantially improve its solubility and allow very high dosage treatments which we believe offers treatment options to diffused axonal injuries. These molecules are being tested for certain indication in various Phase II trials conducted by others.

We also believe that the improved dosage delivery may present a unique treatment option to patients who suffer from antibiotic resistant bacteria infection and Sepsis. We have developed a research plan to conduct such in vitro tests, which if successful we believe may provide an expedited pathway to human trials.

We have not generated any revenue from the sale of products.

Results of Operations

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future.

Operating Expenses

For the years ended December 31, 2023 and 2022 we had the following operating expenses:

	For the Year ended December 31,
	2023	2022
Operating expenses:
Research and development expenses	$462,459	$194,406
Professional fees	70,946	70,199
General and administrative expenses	110,272	365,024
Total operating expenses	$643,677	$629,629

Total operating expenses for the year ended December 31, 2023 were $643,677 as compared to $629,629 for the year ended December 31, 2022. During the year ended December 31, 2023, the Company incurred $462,459 of research and development expenses which included service fees related to certain research and development agreements of $465,345, software fees of $4,877, a refund of previously accrued technology licensing fees of $8,333 and purchases of expendable lab supplies and equipment of $570, as compared to $194,406 of research and development expenses which included service fees related to certain research and development agreements of $160,210, software fees of $8,677, technology licensing fees of $25,000 and purchases of expendable lab supplies and equipment of $519 incurred during the year ended December 31, 2022. The Company incurred general and administrative expenses of $110,272 for the year ended December 31, 2023 compared to general and administrative expenses of $365,024 for the year ended December 31, 2022. The decrease in general and administrative expense from $365,024 in the year ended December 31, 2022 to $110,272 for the year ended December 31, 2023 was primarily due to a decrease in stock-based compensation costs of $320,420 related to the issuance of stock options to our officers and certain advisors, compared to $62,491 in stock-based compensation to consultants and advisors in the year ended December 31, 2022.  Professional fees were $70,946 for the year ended December 31, 2023 compared to professional fees of $70,199 in the year ended December 31, 2022.

Other Income (Expense)

Other expenses were $145,670 in the year ended December 31, 2023, which included a loss of $6,149 as a result of the change in value of derivative liabilities, a loss upon extinguishment of debt of $33,932 and interest expense of $105,589, which is comprised of accretion of convertible notes of $35,091, financing costs of $38,000 and interest on convertible notes of $32,498.  Other expenses were $103,888 in the year ended December 31, 2022, which included a gain of $31,766 consisting of a gain of $54,559 as a result of the change in value of derivative liabilities due to the amendment and revaluation of a convertible note payable offset by the associated loss upon extinguishment of debt of $22,793 and interest expense of $135,654, which is comprised of accretion of convertible notes of $56,196 and interest on convertible notes of $79,458.

Net Loss

We had a net loss of $789,347 in the year ended December 31, 2023 compared to a net loss of $733,517 in the year ended December 31, 2022.  The increase to the reported loss in the current year end is primarily due to a decrease in general and administrative expenses, an increase in research and development expenses and changes to other expenses as a result of a loss from extinguishment of debt and a change in the value of our derivative liabilities.

Statement of Cash Flows

The following table summarizes our cash flows for the period presented:

	For the Year ended December 31,
	2023	2022
Net cash used by operating activities	$(68,649)	$(104,496)
Net cash provided from (used by) investing activities	-	-
Net cash provided from financing activities	66,000	72,500
Decrease in cash and cash equivalents	$(2,649)	$(31,996)

During the year ended December 31, 2023 we used cash of $2,649 as compared to the year ended December 31, 2022, where we used cash of $31,996.

Cash Used in Operating Activities

Cash used in operating activities for the year ended December 31, 2023 was $68,649 as compared to $104,496 used in the year ended December 31, 2022.

Cash used in operating activities for the year ended December 31, 2023 was the result of net loss of $789,347, offset by non-cash items including compensation in the form of stock options for research and development of $465,345, stock options granted for consulting and advisory services of $45,811, stock award of $16,680, loss on debt extinguishment of $33,932, non-cash interest expense of $38,000, accretion of debt discount of $35,091, change in derivative liabilities of $6,149 and increases to our operating assets and liabilities of $1,550.

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

Cash Provided by Investing Activities

There was no cash provided by investing activities for the years ended December 31, 2023 and 2022.

Cash Provided by Financing Activities

During the year ended December 31, 2023, financing activities provided cash of $66,000 as a result of related party advances for ongoing operations.

During the year ended December 31, 2022, financing activities provided cash of $72,500 as a result of related party advances for ongoing operations.

Liquidity and Capital Resources

As of December 31, 2023, we had cash of $420. We are in the early stage of development and have experienced net losses to date and have not generated revenue from operations which raises substantial doubt about our ability to continue as a going concern. There are a number of conditions that we must satisfy before we will be able to commercialize potential products and generate revenue, including identifying and establishing strategic partners and technologies for the successful development of product candidates, which includes clinical trials, FDA approval, demonstration of effectiveness sufficient to generate commercial orders by customers and licensing or acquiring intellectual property, as well as effective marketing and sales capabilities for our product. We do not currently have sufficient resources to accomplish any of these conditions necessary for us to generate revenue and expect to incur increasing operating expenses. We will require substantial additional funds for operations, the service of debt and to fund our business objectives. There can be no assurance that financing, whether debt or equity, will always be available to us in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms favorable to us. If additional funds are raised by the issuance of equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing stockholders. We currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources.

We continue exploring sources of debt and equity financing as well as available grants. We are currently exploring and are in discussions for potential strategic alternatives in the biotechnology field which could advance our MSCs and neurodegenerative research. There can be no assurance the necessary financing will be available or that a suitable strategic partner will be identified. In such event, we may explore relationships with third parties to develop or commercialize products or technologies that we have not previously sought to develop or commercialize, decide to exit our existing business, cease operations altogether or pursue an acquisition of our company. At present, the Company relies on loans and advances from officers and shareholders to continue operations which raises substantial doubt about our ability to continue as a going concern.

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

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, does not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. Our report from our independent registered public accounting firm for the fiscal year ended December 31, 2023 includes an explanatory paragraph stating the Company has recurring losses and limited operations which raise substantial doubt about its ability to continue as a going concern. If the Company is unable to obtain adequate capital. the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Research and Development Costs: The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, Research and Development. Research and development costs were $462,459 for the year ended December 31, 2023. Research and development costs were $194,406 for the year ended December 31, 2022.

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

Item 8. Financial statements and Supplemental Data

Qrons Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Qrons, Inc.

Long Island City, New York

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Qrons, Inc. (the Company) as of December 31, 2023, and the related statement of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Green Growth CPAS

April 15, 2024

We have served as the Company’s auditor since 2023.

Los Angeles, California

PCAOB ID Number 6580

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Qrons Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Qrons Inc. (the Company) as of December 31, 2022, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Heaton & Company, PLLC

We have served as the Company’s auditor since 2016.

Heaton & Company, PLLC

Farmington, Utah

March 31, 2023

 QRONS INC.

BALANCE SHEETS

	December 31, 2023	December 31, 2022

ASSETS
Current assets
Cash and cash equivalents	$420	$3,069
Total current assets	420	3,069

TOTAL ASSETS	$420	$3,069

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$155,357	$128,285
Accounts payable and accrued liabilities – related party	83,291	42,671
Demand loans, related party	85,873	85,873
Advances from related party	424,500	358,500
Unsecured short-term advances	100,000	100,000
Convertible notes, net of debt discount	185,974	208,247
Derivative liabilities	288,720	358,775
Total current liabilities	1,323,715	1,282,351

Long term liabilities
Convertible notes, net of discount	80,000	-
Derivative liabilities	84,998	-
Total long term liabilities	164,998	-

Total liabilities	1,488,713	1,282,351

Stockholders’ deficit
Series A Preferred stock: $0.001 par value; 10,000 shares authorized; 2,000 shares issued and outstanding	2	2
Common stock, $0.0001 par value: 100,000,000 shares authorized; 13,649,789 and 13,439,789 shares issued and outstanding as of December 31, 2023 and 2022, respectively	1,365	1,344
Additional paid-in capital	8,834,631	8,254,316
Accumulated deficit	(10,324,291)	(9,534,944)
Total stockholders’ deficit	(1,488,293)	(1,279,282)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$420	$3,069

The accompanying notes are an integral part of these audited financial statements.

QRONS INC.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2023	2022

Net sales	$-	$-

Operating expenses:
Research and development expenses	462,459	194,406
Professional fees	70,946	70,199
General and administrative expenses	110,272	365,024
Total operating expenses	643,677	629,629

Loss from operations	(643,677)	(629,629)

Other income (expense)
Loss on extinguishment of debt	(33,932)	-
Interest expense	(105,589)	(135,654)
Change in derivative liabilities	(6,149)	31,766
Total other income (expense)	(145,670)	(103,888)

Net loss	$(789,347)	$(733,517)

Net loss per common shares (basic and diluted)	$(0.06)	$(0.06)

Weighted average shares outstanding
(basic and diluted)	13,528,310	13,299,652

The accompanying notes are an integral part of these audited financial statements.

QRONS INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Years ended December 31, 2023 and 2022

					Additional		Total
	Series A Preferred		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	2,000	$2	13,289,789	$1,329	$7,697,351	$(8,801,427)	$(1,102,745)
Issuance of common stock to noteholder			150,000	15	76,335		76,350
Stock options granted to officers					320,420		320,420
Stock options granted to non-employees as research and development costs					160,210		160,210
Net loss for the year						(733,517)	(733,517)
Balance, December 31, 2022	2,000	$2	13,439,789	$1,344	$8,254,316	$(9,534,944)	$(1,279,282)
Issuance of common stock for note amendment			150,000	15	52,485		52,500
Stock award			60,000	6	16,674		16,680
Stock options granted to non-employees as consulting fees					45,811		45,811
Stock options granted to non-employees as research and development costs					465,345		465,345
Net loss for the year						(789,347)	(789,347)
Balance, December 31, 2023	2,000	$2	13,649,789	$1,365	$8,834,631	$(10,324,291)	$(1,488,293)

The accompanying notes are an integral part of these audited financial statements.

QRONS INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(789,347)	$(733,517)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock options issued for research and development expense	465,345	160,210
Stock options issued for consulting services	45,811	-
Stock options granted for officer compensation	-	320,420
Stock award	16,680	-
Loss on debt extinguishment	33,932	-
Non cash interest expense	38,000	62,100
Accretion of debt discount	35,091	56,196
Change in derivative liabilities	6,149	(31,766)
Changes in operating assets and liabilities:
Increase accounts payable and accrued liabilities	39,070	46,509
Increase accounts payable and accrued liabilities - related party	40,620	15,352
Net cash used by operating activities	(68,649)	(104,496)

Cash Flows From Investing Activities
Net cash provided from (used by) investing activities	-	-

Cash Flows From Financing Activities
Proceeds from related party advances	66,000	72,500
Net cash provided from financing activities	66,000	72,500

Decrease in cash and cash equivalents	(2,649)	(31,996)

Cash at beginning of year	3,069	35,065
Cash at end of period	$420	$3,069

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
Common stock issued under amended note	$52,500	$76,350
Debt discount from amended convertible note	$29,461	$24,634
Accrued interest payable modified to Note amended	$12,000	$9,200
Convertible notes – related party modified to 6% promissory note	$-	$25,000
Accrued interest payable – related party modified to 6% promissory note	$-	$10,873
Derivative liability associated with warrants	$2,012	$15,416

The accompanying notes are an integral part of these audited financial statements.

QRONS INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

The Company is an innovative biotechnology company dedicated to developing biotech products, treatments and technologies to combat neuronal and infectious diseases with a focus on antibiotic resistant bacteria, which is becoming the most prominent and rapidly growing worldwide cause of illness and death. Our approach is to seek to engage in strategic arrangements with companies, universities and, scientists that are developing unique know how and intellectual properties in the fields of, stem cells, antibiotic resistant drug development and tissue engineering, for deployment in the fight against neuronal and infectious diseases.  Our search is focused on researchers based in Israel, a country which is world-renowned for biotech innovations and where our researchers are based.

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

Research and Development Costs: The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, Research and Development. Research and development costs were $462,459 for the year ended December 31, 2023. Research and development costs were $194,406 for the year ended December 31, 2022.

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred. The Company incurred no advertising and marketing costs during the years ended December 31, 2023 and 2022.

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

The following table provides a summary of the fair value of the Company’s derivative liabilities as of December 31, 2023 and 2022:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of December 31, 2023:
Liabilities
Derivative liabilities	$-	$-	$373,718

As of December 31, 2022:
Liabilities
Derivative liabilities	$-	$-	$358,775

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

The table below reflects the potentially dilutive securities outstanding during each reporting period:

	December 31, 2023	December 31, 2022
Research warrants at 3% of issued and outstanding shares	409,494	403,194
Convertible notes	846,009	460,000
Series A preferred shares	700	700
Stock options vested	3,883,336	4,328,332
Stock options not yet vested	899,997	-
Stock purchase warrants	295,000	295,000
Total	6,334,536	5,487,226

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

Note 3 – Going Concern

The Company has experienced net losses to date and has not generated revenues from operations. The Company raised proceeds totaling $72,500 in unsecured advances from related parties in the year ended December 31, 2022 and a further $66,000 in unsecured advances from related parties during the current year ended December 31, 2023. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company’s officers or principal shareholders are committed to making advances or loans to pay for ongoing operational costs.  The Company expects it will require additional capital to fully implement the scope of its proposed business operations, which also raises substantial doubt about its ability to continue as a going concern. The Company will have to continue to rely on equity and debt financing, and continued support from its officers and directors. There can be no assurance that financing, whether debt or equity, will be available to the Company in the amount required at any particular time or for any particular period or, if available, that it can be obtained on favorable terms. In addition, if the Company is unable to obtain adequate financing from the capital markets, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations.

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

The carrying value of these convertible notes is as follows:

	December 31 2023	December 31, 2022
Face value of certain convertible notes	$-	$25,000
Convertible notes extinguished	-	(25,000)
Carrying value	$-	$-

Interest expenses associated with the convertible notes are as follows:

	For Years Ended December 31,
	2023	2022
Interest on the convertible notes	$-	$1,424

As of December 31, 2023 and December 31, 2022, the unpaid interest balance under accounts payable and accrued liabilities – related party was $0.

As a result of the application of ASC 815, the fair value of the derivative liability associated with the conversion feature is summarized as follows:

Balance at December 31, 2020	$61,682
Change in fair value	11,417
Balance at December 31, 2021	73,099
Change in fair value	(73,099)
Balance at December 31, 2022	$-

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

Note 5 – Convertible Note and Derivative Liabilities

(1) 8% Convertible notes with warrants issued in December 2019 and February 2020

In December 2019, we issued and sold in a private offering 8% convertible notes in the aggregate principal amount of $70,000. Such notes were due on December 31, 2021 and are convertible into shares of our common stock at a conversion price for each share of common stock equal to the lesser of: (a) $0.50; (b) the lowest price at which the Company has converted any convertible security of the Company (to the holder or to any third party) within 30 trading days prior to the date of delivery of the applicable notice of conversion; and (c) so long as lower than (a) or (b), such other price as the Company and the holder may agree. In connection with the 8% convertible note issuance, we issued warrants to purchase an aggregate of 70,000 shares of common stock at an exercise price of $1.00. The Company extended the maturity date of the notes to December 2022 upon initial maturity, and further extended the maturity date to December 2023 and subsequently, December 2025 under the same terms and conditions. The balance owing on the note is reflected on the Company’s balance sheets as a long term liability.

On February 19, 2020 we issued and sold in a private offering an 8% convertible note in the principal amount of $10,000. The note is due on February 19, 2022 and is convertible into shares of common stock at a conversion price per share equal to the lesser of: (a) $0.50; (b) the lowest price at which the Company has converted any convertible security of the Company within 30 trading days prior to the date of delivery of the applicable notice of conversion; or (c) such other price as the Company and the holder may agree. In connection with the 8% convertible note issuance, we issued warrants to purchase an aggregate of 10,000 shares of common stock at an exercise price of $1.00. The Company extended the maturity date to February 2023 upon initial maturity, and further extended the maturity date to February 2024 and subsequently, February 2026 under the same terms and conditions. The balance owing on the note is reflected on the Company’s balance sheets as a long-term liability.

The carrying value of these convertible notes is as follows:

	December 31, 2023	December 31, 2022
Face value of certain convertible notes, long term	$80,000	$80,000
Carrying value, long term	$80,000	$80,000

Interest expenses associated with the convertible notes are as follows:

	Years Ended
	December 31,
	2023	2022
Amortization on debt discount	$-	$541
Interest on the convertible notes	6,400	6,400
Total	$6,400	$6,941

As of December 31, 2023 and December 31, 2022, the unpaid interest balance under accounts payable and accrued liabilities was $25,669 and $19,269, respectively.

The convertible notes qualify for derivative accounting and bifurcation under ASC 815. As of December 31, 2023 and December 31, 2022, the fair value of the derivative liability associated with the conversion feature is summarized as follows:

Balance at December 31, 2021	$157,490
Change in fair value	(100,457)
Balance at December 31, 2022	57,033
Change in fair value	27,965
Balance at December 31, 2023	$84,998

At December 31, 2023, as a result of the extension to the maturity dates the derivative liability is reflected in long-term liabilities. The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2023 and December 31, 2022 and the commitment date:

	Commitment Date	December 31, 2022	December 31, 2023
Expected dividends	0	0	0
Expected volatility	154%-173%	194.20%-201.98%	170.40%-224.62%
Expected term	2.10 years	1.08 - 1.22 years	2.08 – 2.22 years
Risk free interest rate	1.42-1.65%	4.41%	4.23%

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

The fair value of the Quick Note and Quick Warrant embedded default derivatives liability has been valued as of December 31, 2023 and December 31, 2022.

The carrying value of the Quick Note is as follows:

	December 31, 2023	December 31, 2022
Face value of Quick Note	$200,000	$150,000
Less: unamortized discount	(14,024)	(21,753)
Carrying value	$185,976	$128,247

Interest expenses associated with the conversion feature are as follows:

	Years ended
	December 31,
	2023	2022
Amortization of debt discount	$35,091	$55,655
Default interest	38,000	62,100
Interest on the convertible notes	19,934	4,973
Total	$93,025	$122,728

As of December 31, 2023 and December 31, 2022, the unpaid interest balance under accounts payable and accrued liabilities was $8,723 and $789, respectively.

The loss related to extinguishment on June 15, 2023 is as follows:

150,000 common stock issued	$52,500
Extinguish derivative liability – convertible note	(22,679)
Unamortized debt discount	2,099
Derivative Liability associated with warrants	2,012
Loss on extinguishment of debt upon amended	$33,932

As a result of the application of ASC 815 as of December 31, 2023 and December 31, 2022, the fair value of the derivative liability associated with the conversion feature is summarized as follows:

Balance at December 31, 2022	$301,742
Extinguish – convertible note associated with amended	(22,679)
Debt discount, day one, amended convertible note payable	29,461
Derivative Liability associated with warrants	2,012
Change in fair value – convertible note	10,766
Change in fair value – warrants	(32,582)
Balance at December 31, 2023	$288,720

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of June 15, 2023, December 31, 2023 and December 31, 2022 and the commitment date:

Convertible note:	Commitment Date	December 31, 2022	December 31, 2023	June 15, 2023
Expected dividends	0	0	0	0
Expected volatility	307.10%	119.70%	176.9%	95.60%
Expected term	1 year	0.45 years	0.46 year	1 year
Risk free interest rate	0.18%	4.37%	4.78%	4.83%

Warrants:	Commitment Date	December 31, 2022	December 31, 2023	June 15, 2023
Expected dividends	0	0	0	0
Expected volatility	201.70%	219.10%	210.80%	207.50%
Expected term	5 years	4.45 years	4.46 years	5.00 years
Risk free interest rate	0.65%	4.27%	4.53%	4.53%

Note 6 – Unsecured Short-Term Advance from Third Party

On June 20, 2019, the Company received $100,000 from a third party in the form of an unsecured, demand, non-interest-bearing, short-term advance to meet its operating needs. The advance remains outstanding at December 31, 2023 and 2022.

Note 7 – Related Party Transactions

(1) Demand Loan from related party

On May 1, 2019, the Company issued a promissory note (the “Note”) to CubeSquare in the principal amount of $50,000. The Company’s Chief Executive Officer is the managing partner and the Company’s President is a 25% owner of CubeSquare. The Note bears interest at the rate of 8% per annum and is due and payable by the Company upon demand from CubeSquare. The Company recorded interest expenses of $4,011 and $4,000 for the years ended December 31, 2023 and 2022.

On September 27, 2022 the Board and the related party noteholder agreed to cancel two convertible notes issued to Cubesquare and in full satisfaction of such outstanding debt to issue a new 6% promissory note (Ref: Note 4) in the principal amount of $35,873, representing the aggregate principal amount of $25,000 and the aggregate amount of any and all accrued interest in the amount of $10,873 as of September 27, 2022.  The Company recorded interest expenses of $2,152 and $560 for the years ended December 31, 2023 and 2022.

As of December 31, 2023 and December 31, 2022, the unpaid interest balance under accounts payable and accrued liabilities – related party in respect of the aforementioned notes was $21,397 and $15,234, respectively.

(2) Advances from Related Parties

During the year ended December 31, 2019, the Company received $135,000 from Jonah Meer, its Chief Executive Officer, in the form of an unsecured, demand, non-interest-bearing, short-term advance to help meet its operating needs. During the year ended December 31, 2020, the Company received an additional $70,000 from Jonah Meer. An additional $72,500 in advances was received from Mr. Meer during the year ended December 31, 2022. An additional $61,000 in advances was received from Mr. Meer during the year ended December 31, 2023. Mr. Meer is owed $338,500 and $277,500 in respect to these advances at December 31, 2023 and December 31, 2022, respectively.

On August 20, 2019, the Company received $50,000 from Ido Merfeld, its President, in the form of an unsecured, demand, non-interest-bearing, short-term advance to help meet its operating needs. During the year ended December 31, 2020, the Company received an additional $21,000 from Ido Merfeld. During the year ended December 31, 2023, the Company received an additional $5,000 from Ido Merfeld. Mr. Merfeld is owed $76,000 and $71,000 in respect to these advances at December 31, 2023 and December 31, 2022, respectively.

During the year ended December 31, 2020, the Company received $10,000 from CubeSquare in the form of an unsecured, demand, non-interest-bearing, short-term advance to help meet its operating needs which amount is outstanding as of December 31, 2023 and December 31, 2022.

(3) Others

Jonah Meer, the Company’s Chief Executive Officer, made payments of $33,860 to various vendors during the year ended December 31, 2023.  The balance payable to Mr. Meer of $60,129 and $26,268 is reflected in accounts payable, related party as of December 31, 2023 and December 31, 2022, respectively.

Ido Merfeld, the Company’s President, made payments to various vendors in the aggregate amount of $596 during the year ended December 31, 2023. The balance payable to Mr. Merfeld of $1,765 and $1,169 is reflected in accounts payable, related party as of December 31, 2023 and 2022.

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

Under the Agreement, the Company was required to diligently proceed with the development, manufacture and sale of licensed products and licensed services, including funding at least $1,000,000 of research in each calendar year beginning in 2019 and ending with the first commercial sale of a licensed product; filing an IND/BLA (or equivalent) with the FDA or a comparable European regulatory agency before the four-year anniversary and make the first commercial sale of a licensed product before the twelve-year anniversary of the effective date of the Agreement and achieve annual net sales of at least $50,000,000 by 2033. If the Company failed to perform any of these obligations, Dartmouth has the option to terminate the Agreement or change the exclusive license to a nonexclusive license.

As the Company failed to fulfill its requirements under the Agreement Dartmouth declared the Company in default in August 2023, and terminated the license.

The Company and Dartmouth also agreed in February 2024 to add Professor Chenfeng Ke and Qianming Lin, both formerly of Dartmouth as co-inventors of the patent entitled Techniques for Promoting Neuronal Recovery and to add Dartmouth as co-owner of the patent together with Qrons.

As of December 31, 2023, the Company is indebted to Dartmouth for $50,000 of unpaid annual license fees and $4,877 of unpaid reimbursable patent maintenance costs.

The Company’s sponsored research agreement, pursuant to which the Company funded research conducted by Dartmouth of mutual interest to the parties terminated by its terms in July 2020.

Note 9 –License Agreement Term Sheet and Advisory Board Member Consulting Agreement

On July 17, 2023, the Company entered into a License Agreement Term Sheet (the “Agreement”) with Professors Benjamin Sredni and Michael Albeck (the “Professors”) and Dr. Ido Merfeld (“Merfeld), the Company’s President and co-Founder.

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

During the year ended December 31, 2023, various fully vested three-year stock options to purchase 294,999 shares of common stock of the Company previously granted to science advisors and employees expired unexercised.

The fair value of new option award during the year ended December 31, 2023 above is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions at the measurement date(s):

Measurement date
Dividend yield	0%
Expected volatility	229.85%~231%
Risk-free interest rate	4.34%
Expected life (years)	3
Stock Price	$0.298 ~ 0.40
Exercise Price	$0.50 ~ 2.00

(a) Stock Options granted to Science Advisors, Business Advisors, Professors and employees The following table is the recognized compensation in respect of the above stock option compensation, which amounts have been allocated as below:

	Years Ended December 31,
	2023	2022

Research and development expenses	$465,345	$160,210
General and administrative expenses	62,491	320,420
Total	$527,836	$480,630

As of December 31, 2023 and 2022, total unrecognized compensation remaining to be recognized in future periods totaled $220,916 and $0, respectively.  Details of outstanding options for employees, professors, scientific advisors and business advisors at December 31, 2023 are below:

	Grant date	Vested	Unvested	Exercise price	Expiry
Scientific Advisors	12/17/19	33,333	-	$2.00	12/17/24
	12/10/20	100,000	-	$2.00	12/10/25
	12//22/21	325,000	-	$2.00	12/22/26
	12/22/22	325,000	-	$2.00	12/22/27
	07/17/23	50,000	-	$0.50	07/17/26
	07/17/23	50,000	50,000	$0.50	07/17/27
	07/17/23	50,000	50,000	$0.50	07/17/28
	07/17/23	50,000	-	$0.50	07/17/26
	07/17/23	50,000	50,000	$0.50	07/17/27
	07/17/23	50,000	50,000	$0.50	07/17/28

Business Advisors	07/17/23	16,667	-	$1.00	07/17/26
	07/17/23	16,667	16,667	$1.00	07/17/27
	07/17/23	16,666	16,666	$1.00	07/17/28
	07/17/23	16,667	-	$1.00	07/17/26
	07/17/23	16,667	16,667	$1.00	07/17/27
	07/17/23	16,666	16,666	$1.00	07/17/28

Professors	07/17/23	133,334	-	$1.00	07/17/26
	07/17/23	133,333	133,333	$1.00	07/17/27
	07/17/23	133,333	133,333	$1.00	07/17/28
	07/17/23	133,334	-	$1.00	07/17/26
	07/17/23	133,333	133,333	$1.00	07/17/27
	07/17/23	133,333	133,333	$1.00	07/17/28

Professors	10/01/23	50,000	-	$2.00	10/01/28

Professors	10/01/23	33,334	-	$0.50	10/01/26
	10/01/23	33,333	33,333	$0.50	10/01/27
	10/01/23	33,333	33,333	$0.50	10/01/28

Professors	11/01/23	16,667	-	$2.00	11/01/26
	11/01/23	16,667	16,667	$2.00	11/01/27
	11/01/23	16,666	16,666	$2.00	11/01/28

(b) Stock Options granted to Officers:

On December 4, 2022, certain five-year stock options to purchase 600,000 shares of common stock of the Company previously granted to officers expired unexercised.

On December 22, 2022, the Board granted five-year options to purchase 325,000 shares of common stock to each of its two officers. The options have an exercise price of $2.00 per share, are immediately exercisable and were expensed on issue date.

During the year ended December 31, 2023 certain five-year stock options to purchase 650,000 shares of common stock of the Company previously granted to officers expired unexercised.

Following are the details of stock options granted to our officers at December 31, 2023:

Name	Grant date	Exercisable	Exercise price	Expiry
Jonah Meer	12/17/19	325,000	$2.00	12/17/24
	12/10/20	325,000	$2.00	12/10/25
	12/22/21	325,000	$2.00	12/22/26
	12/22/22	325,000	$2.00	12/22/27

Ido Merfeld	12/17/19	325,000	$2.00	12/17/24
	12/10/20	325,000	$2.00	12/10/25
	12/22/21	325,000	$2.00	12/22/26
	12/22/22	325,000	$2.00	12/22/27

As of December 31, 2023 and 2022 there was no unrecognized compensation with respect to the aforementioned stock options remaining to be recognized in future periods.

A summary of the activity for the Company’s stock options at December 31, 2023 and 2022, is as follows:

	December 31, 2023			December 31, 2022
		Weighted Average Exercise	Weighted Average Remaining Contractual Life		Weighted Average Exercise	Weighted Average Remaining Contractual Life
	Shares	Price	(in years)	Shares	Price	(in years)
Outstanding, beginning of period	4,328,332	$2	3.03	4,098,332	$2	3.08
Granted	1,400,000	$0.88	-	975,000	$2	-
Exercised	-	$-	-	-	$-	-
Canceled/forfeited	(944,999)	$2	-	(745,000)	$2	-
Outstanding, end of period	4,783,333	$1.69	2.91	4,328,332	$2	3.03
Options exercisable, end of period	3,883,336	$1.87	2.64	4,328,332	$2	3.03
Weighted average fair value of options granted		$1.75			$2

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

There were 2,000 shares of Series A Preferred Stock issued and outstanding as of December 31, 2023 and December 31, 2022.

Common Stock

In June 2023, the Company issued 150,000 shares of its common stock to Quick Capital LLC with a value of $52,500 related to a loan amendment (Note 5).

In November 2023, the Company issued 60,000 restricted common shares for advisory services. The shares were valued at fair market value on the date of issuance for a total of $16,680 or $0.278 per share.

There were 13,649,789 and 13,439,789 shares of common stock issued and outstanding as of December 31, 2023 and 2022, respectively.

Common Stock Purchase Warrants

As of December 31, 2023 and 2022, the following common stock purchase warrants were outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2021	295,000	$1.00
Granted	-	-
Canceled/forfeited	-	-
Exercised	-	-
Outstanding – December 31, 2022	295,000	1.00
Granted	-	-
Canceled/forfeited	-	-
Exercised	-	-
Outstanding – December 31, 2023	295,000	$1.00

On June 15, 2021, the Company granted a convertible noteholder a warrant to purchase 115,000 shares of common stock at an exercise price of $1.00, subject to adjustments for full ratchet resets for dilutive issuances at lower prices. (See Note 5(2) above.)

Note 12 – Subsequent Events

On January 5, 2024 the Company and the holders of various convertible notes with maturity dates in December 2023 and February 2024, respectively (ref: Note 5(1) above) each agreed to extend the terms of their respective notes by a term of 2 years.

The Company and Dartmouth agreed in February 2024 to add Professor Chenfeng Ke and Qianming Lin, both formerly of Dartmouth as co-inventors of the patent entitled Techniques for Promoting Neuronal Recovery and to add Dartmouth as co-owner of the patent together with Qrons.

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

During the fiscal years ended December 31, 2022 and 2021, and through November 2, 2023, the Company had no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) with Pinnacle on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Pinnacle would have caused Pinnacle to make reference thereto in connection with its report.

During the fiscal years ended December 31, 2022 and 2021, and through November 2, 2023, the Company did not experience any reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K), except that management of the Company discussed with Pinnacle the continued existence of material weaknesses in the Company’s internal control over financial reporting.

During the Company’s fiscal years ended December 31, 2022 and 2021, and through November 2, 2023, neither the Company nor anyone on the Company’s behalf consulted with Pinnacle regarding any of the following:

(i)

either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that Pinnacle concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or

(ii)

any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of December 31, 2023, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of December 31, 2023, our internal control over financial reporting was not effective.

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

Jonah Meer, Chief Executive Officer, Chief Financial Officer, Secretary and a Director

Mr. Meer has served as our Chief Executive Officer, Chief Financial Officer, Secretary and a Director since the formation of the Company on September 22, 2016. Mr. Meer is an attorney, accountant and entrepreneur. His career started in 1979 and has been spent both in the financial services industry and in the investment world. He has held many executive and fiduciary roles with numerous private and public companies and entities, including as Chief Operating Officer of a U.S. broker dealer. Separately he has served on numerous public and private company boards of directors. Since 1998 he has been CEO of jTrade Global LLC (formerly known as jBroker Global Inc.), a software marketing company. In 2005 he was appointed by the Equity Committee to serve as a Bankruptcy Trustee in the Southern District of New York to wind down a complex liquidating trust, which was finally terminated in 2015. Mr. Meer has founded private investment companies investing in special situations and alternative investments, including most recently Decagon LLC, a Florida limited liability company, doing business as CubeSquare LLC, a Florida limited liability company (“CubeSquare”) which invests in special situations and alternative investments involving public and pre-public companies. CubeSquare does not have a controlling interest in any public company and is not registered as an investment advisor. In 2020 he was appointed to the board of Metro One Telecommunications, now a reporting company which he resigned from in January 2024. Mr. Meer received his Master of Law degree from New York University, in addition to holding juris doctor and accounting degrees. As a co-founder and Chief Executive Officer, Mr. Meer is involved with the Company’s day-to-day operations, which led to his appointment to the Board.

Dr. Ido Merfeld, President and a Director

Dr. . Merfeld has served as our President and a Director since the formation of the Company on September 22, 2016. In October 1991, Dr. Merfeld co-founded Ivory Software Systems based in Tel Aviv Israel, a start-up company specializing in servicing the financial services industry both in Israel and abroad (“Ivory”). Ivory developed and maintains software, infrastructure and products that allow large financial institutions to trade in the global securities markets on a real time basis. In the last 10 years, he has also been involved in the establishment of several start-up companies.  . In 2014 Dr. Merfeld, resigned as CEO of Ivory to become its Chairman. Dr. Merfeld received his PhD . in molecular biology and Neuroscience from Ariel. In September 2021, Mr. Merfeld joined the Board of Directors of Ariel University and in 2022 was appointed Chairman of Ariel Scientific Innovation Ltd, the University’s technology transfer division, from which he resigned  from Chairman in September 2023. Dr. Merfeld previously received his B.A. in Computer Science, Statistics & Economics from Bar-Ilan University in Israel. As a co-founder and President, Dr. Merfeld’s management and business experience and his involvement with the Company’s day-to-day operations led to his appointment to the Board.

Board of Advisors

The Company has a Board of Advisors which currently consists of the following members.

Scientific Advisors

Dr. Motti Ratmansky

Dr. Ratmansky is Senior Pain Specialist at Tel Hashomer Hospital in Israel, the largest and most comprehensive medical center in the Middle East. He was formerly Resident MD in physical medicine & rehabilitation at Lowenstein Rehabilitation Hospital, the largest and leading rehabilitation center in Israel. Dr. Ratmansky is a former head of the Israeli national instruction unit for combat medics and medical field units, supervising and training combat medics.

Professor Benjamin Sredni is Head of the Cancer, AIDS and Immunology Research Institute at the Life Sciences Faculty, Bar-Ilan University. He served as the Dean of the Faculty of Exact Sciences as well as the Dean of Advanced Studies at Bar-Ilan, and the Chief Scientist of the Health Ministry in Israel. Professor Sredni is one of the main inventors of AS101 and SAS. His scientific work has produced more than 200 publications in prestigious journals such as Nature and Science.

Professor Michael Albeck is an organic and bioorganic chemist and co-inventor of tellurium-based compounds. He is a past Rector, President of Bar Ilan University, past member of the board of Teva Pharmaceuticals as well as holding many scientific duties outside the University. Professor Albeck has published over 120 scientific publications and patents.

Professor Shiri Navon-Venezia is Professor of Microbiology, Head of Bacterial Pathogens & Antibiotic Resistance Lab in Ariel University.  Her areas of expertise are Pathogenesis of multidrug resistant bacteria, molecular mechanisms of antibiotic resistance, genetic elements and their role in bacterial resistance and pathogenesis, and novel antibacterial drug development. Professor Venezia is a board member of the Israel Society of Microbiology (ISM) and a member of the American Society of Microbiology (ASM).

Paul Kaye, PhD is a patent attorney with an intense interest in science, technology, and the R&D journey. He received his PhD in immunology from University College London, after which he worked at an Israeli biomedical company. In 2011 he entered the field of intellectual property law, enjoying a decade at one of the foremost firms in Israel. Dr. Kaye is now the Principal at IPK, from where he serves clients as diverse as solo inventors and multinational corporations.

Business Advisor

Pavel Hilman is Chairman of HIG Capital AG, a Swiss holding company, Mr. Hilman has extensive experience in the financial industry and private venture investments in the areas of bio-tech, agri-tech, med-tech, nano-tech and IT. Mr. Hilman currently serves on various executive and advisory Boards and supervisory committees of private and public corporations in the United Kingdom, USA, Switzerland, Israel, Luxemburg, Poland, Russian Federation and the Ukraine. On November 20, 2023 the Company entered into a new agreement with Mr. Hilman for a term of one year, which is automatically renewable for two additional one year terms unless cancelled sooner. In connection therewith the Company awarded Mr. Hilman with 60,000 shares of its common stock.

Avichai Isaschar is an associate attorney at Arnon Tadmor Levy, a leading Israeli law firm. He specializes in the field of commercial litigation.  Avichai deals with civil claims including civil litigation, real estate disputes, contract law, corporate matters, securities regulations, consumer claims, class actions, and aviation law. He received his law degree from Bar Ilan University in Israel.

Hananel levy is doing his legal internship at Arnon Tadmor Levy, a leading Israeli law firm. He specializes in the international High-tech department. representing both Israeli and international clients, including venture capital funds, start-ups, and strategic investors in various matters, with an emphasis on mergers and acquisitions, private equity financing, venture lending, project financing and commercial transactions He received his law degree from Reichman University in Israel.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% percent of our equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports and representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2023, the Reporting Persons timely filed all such reports.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board.

Item 11. Executive Compensation.

Summary Compensation Table

The following table provides certain information regarding compensation awarded to, earned by or paid to our Chief Executive Officer and the other executive officer with compensation exceeding $100,000 during fiscal 2023 and 2022 (each a “Named Executive Officer”).

	Fiscal Year			Stock	Option
	Ended	Salary	Bonus	Awards	Awards		All Other	Total
Name and Principal Position	12/31	($)	($)	($)	($)		($)	($)
Jonah Meer,	2023	-	-	-	-		-	-
Chief Executive Officer, Chief Financial Officer, Secretary and Director	2022	-	-	-	160,210	(1)	-	160,210	(1)

Ido Merfeld,	2022	-	-	-	-		-	-
President and Director	2022	-	-	-	160,210	(1)	-	160,210	(1)

___________

(1) Represents a five-year option to purchase 325,000 shares of common stock at an exercise price of $2.00 per share, exercisable on December 22, 2022, and the grant date fair value computed in accordance with ASC Topic 718 as described in Note 10 to the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2022.

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

Outstanding Equity Awards

The table below reflects all outstanding equity awards made to each Named Executive Officer that were outstanding at December 31, 2023.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2023

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Jonah Meer	12/19/19	325,000	0	2.00	12/19/24
	12/20/20	325,000	0	2.00	12/20/25
	12/22/21	325,000	0	2.00	12/22/26
	12/22/22	325,000	0	2.00	12/22/27

Ido Merfeld	12/19/19	325,000	0	2.00	12/19/24
	12/20/20	325,000	0	2.00	12/10/25
	12/22/21	325,000	0	2.00	12/22/26
	12/22/22	325,000	0	2.00	12/22/27

Compensation of Directors

During the year ended December 31, 2023, no compensation has been paid to our directors in consideration for their services rendered in their capacities as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table lists, as of March 28, 2024, the number of shares of common stock beneficially owned by (i) each person, entity or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each of our Named Executive Officers and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to dispose or direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder’s address is c/o Qrons Inc., 28-10 Jackson Avenue #26N, Long Island City, New York 11101.

The percentages below are calculated based on 13,649,789 shares of common stock outstanding as of March 28, 2024, which amounts have been adjusted to include immediately exercisable shares as set out below:

	Amount and Percentage of
Name and Address of Beneficial Owner	Beneficial Ownership
	Shares		%
Directors and Executive Officers:
Jonah Meer
Chief Executive Officer, Chief Financial Officer, Secretary and Director	6,360,000	(2)	42.54%	(1)

Ido Merfeld
President and Director	6,360,000	(3)	42.54%	(1)

All officers and directors as a group (2 persons):	12,720,000	(4)	78.28%

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

(2)	Includes currently exercisable options to purchase an aggregate of 1,300,000 shares.
(3)	Includes currently exercisable options to purchase an aggregate of 1,300,000 shares.
(4)	Includes currently exercisable options to purchase an aggregate of 2,600,000 shares.

Change-in-Control Agreements

The Company does not have any change-in-control agreements with any of its executive officers.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Transactions

(1) Demand Loan from related party

On May 1, 2019, the Company issued a promissory note (the “Note”) to CubeSquare in the principal amount of $50,000. The Company’s Chief Executive Officer is the managing partner and the Company’s President is a 25% owner of CubeSquare. The Note bears interest at the rate of 8% per annum and is due and payable by the Company upon demand from CubeSquare. The Company recorded interest expenses of $4,011 and $4,000 for the years ended December 31, 2023 and 2022.

On September 27, 2022 the Board and the related party noteholder agreed to cancel two convertible notes issued to Cubesquare and in full satisfaction of such outstanding debt to issue a new 6% promissory note (Ref: Note 4) in the principal amount of $35,873, representing the aggregate principal amount of $25,000 and the aggregate amount of any and all accrued interest in the amount of $10,873 as of September 27, 2022.  The Company recorded interest expenses of $2,152 and $560 for the years ended December 31, 2023 and 2022.

As of December 31, 2023 and December 31, 2022, the unpaid interest balance under accounts payable and accrued liabilities – related party in respect of the aforementioned notes was $21,397 and $15,234, respectively.

(2) Advances from Related Parties

During the year ended December 31, 2019, the Company received $135,000 from Jonah Meer, its Chief Executive Officer, in the form of an unsecured, demand, non-interest-bearing, short-term advance to help meet its operating needs. During the year ended December 31, 2020, the Company received an additional $70,000 from Jonah Meer. An additional $72,500 in advances was received from Mr. Meer during the year ended December 31, 2022. An additional $61,000 in advances was received from Mr. Meer during the nine months ended September 30, 2023. Mr. Meer is owed $338,500 and $277,500 in respect to these advances at December 31, 2023 and December 31, 2022, respectively.

On August 20, 2019, the Company received $50,000 from Ido Merfeld, its President, in the form of an unsecured, demand, non-interest-bearing, short-term advance to help meet its operating needs. During the year ended December 31, 2020, the Company received an additional $21,000 from Ido Merfeld.  During the nine-months ended September 30, 2023, the Company received an additional $5,000 from Ido Merfeld. Mr. Merfeld is owed $76,000 and $71,000 in respect to these advances at December 31, 2023 and December 31, 2022, respectively.

During the year ended December 31, 2020, the Company received $10,000 from CubeSquare in the form of an unsecured, demand, non-interest-bearing, short-term advance to help meet its operating needs which amount is outstanding as of December 31, 2023 and December 31, 2022.

(3) Others

Jonah Meer, the Company’s Chief Executive Officer, made payments of $33,860 to various vendors during the year ended December 31, 2023.  The balance payable to Mr. Meer of $60,128 and $26,268 is reflected in accounts payable, related party as of December 31, 2023 and December 31, 2022, respectively.

Ido Merfeld, the Company’s President, made payments to various vendors in the aggregate amount of $596 during the year ended December 31, 2023. The balance payable to Mr. Merfeld of $1,765 and $1,169 is reflected in accounts payable, related party as of December 31, 2023 and 2022.

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

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of the Company’s financial statements included in the Company’s Annual Report on Form 10-K and the review of financial statements included in the Company’s Quarterly Reports on Form 10-Q. The aggregate fees billed for professional services rendered by our principal accountant for the year ended December 31, 2023,  GreenGrowth CPAs, and our former principal accountant, Heaton & Company, PLLC (doing business as Pinnacle Accountancy Group of Utah), for audit and review services for the years ended December 31, 2023 and 2022 were $10,492 and $16,000  (as to each of GreenGrowth and Pinnacle in the year ended December 31, 2023) and $19,785 for fees charged by Pinnacle, respectively.

We incurred no non-audit related fees, tax fees or other fees for professional services rendered by our principal accountant for the years ended December 31, 2023 and 2022.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Exhibit

3.1	Articles of Incorporation of the Company (1)
3.2	Certificate of Designation of Series A Preferred Stock (1)
3.3	Bylaws of the Company (1)
3.4	Amendment to Articles of Incorporation (2)
4.1	2016 Stock Option and Stock Award Plan (1)
4.2	Description of Securities (18)
10.1	$10,000 8% Convertible Debenture Agreement, dated September 1, 2016, between the Company and CubeSquare LLC (1)
10.2	License and Research Funding Agreement, dated December 14, 2016, between the Company and Ariel University R&D Co., Ltd. (1)
10.3	Form of Subscription Agreement for the Company’s Regulation D private offering which closed January 27, 2017 (1)
10.4	Form of Common Stock Purchase Warrant for the Company’s Regulation D private offering which closed January 27, 2017 (1)
10.5	Option Agreement between Trustees of Dartmouth College and the Company (3) **
10.6	Addendum #1 to License and Research Funding Agreement, effective December 13, 2017, between the Company and Ariel Scientific Innovations Ltd. (4)
10.7	Services Agreement, dated December 14, 2017, between Ariel Scientific Innovations Ltd., Ariel, Israel and the Company (4)
10.8	Subscription Agreement, dated January 23, 2017, between the Company and Coventus Holdings SA (4) (5)
10.9	Advisory Board Consulting Agreement, dated January 23, 2017, between the Company and Pavel Hilman (5)
10.10	First Amendment to $10,000 8% Convertible Debenture, dated September 28, 2017, between the Company and CubeSquare LLC (6)
10.11	$15,000 8% Convertible Debenture, dated September 27, 2017, between the Company and CubeSquare LLC(6)
10.12	Form of Advisory Board Member Consulting Agreement (6)
10.13	First Amendment to Services Agreement, dated April 12, 2018, between the Company and Ariel Scientific Innovations Ltd. (7)
10.14	Sponsored Research Agreement, made as of July 12, 2018, between the Company and Trustees of Dartmouth College (8)
10.15	Second Amendment to Services Agreement, dated December 12, 2018, between the Company and Ariel Scientific Innovations Ltd. (9)
10.16	First Amendment to $15,000 8% Convertible Debenture, dated September 9, 2018 (10)
10.17	Second Amendment to the $10,000 8% Convertible Debenture, dated September 9, 2018 (10)
10.18	Services Agreement, dated March 6, 2018, between the Company and Ariel Scientific Innovations Ltd. (11)
10.19	First Amendment to Services Agreement, dated April 11, 2019 between the Company and Ariel Scientific Innovations Ltd. (11)
10.20	$50,000 8% Demand Promissory Note, dated May 1, 2019 issued to CubeSquare, LLC (12)
10.21	Term Sheet, effective July 1, 2019, between the Company and John Bonfiglio (13)
10.22	Services Agreement, dated August 8, 2019, between the Company and PCG Advisory, Inc. (14)
10.23	Intellectual Property License Agreement, entered into on October 2,2019, between the Company and Trustees of Dartmouth College (15)
10.24	First Amendment to Sponsored Research Agreement, dated November 4, 2019, between the Company and Trustees of Dartmouth College (16)

10.25	Royalty and License Fee Sharing Agreement, dated November 30, 2019, between the Company and Ariel Scientific Innovations Ltd. (17)
10.26	Third Amendment to Services Agreement, dated December 8, 2019, between the Company and Ariel Scientific Innovations Ltd.(18)
10.27	Form of Securities Purchase Agreement for 8% Convertible Promissory Notes (18)
10.28	Form of 8% Convertible Promissory Note (18)
10.29	Note Purchase Agreement, dated June 15, 2021, between the Company and Quick Capital, LLC (19)
10.30	Common Stock Purchase Warrant, dated June 15, 2021 issued to Quick Capital, LLC (19)
10.31	Convertible Promissory Note, dated June 15, 2021, issued to Quick Capital, LLC (19)
10.32	Fourth Amendment to $15,000 8% Convertible Debenture, dated October 7, 2021 (20)
10.33	Fifth Amendment to $10,000 8% Convertible Debenture, dated October 7, 2021 (20)
10.34	Letter of understanding between QRONS, Inc and Quick Capital, LLC, dated December 7, 2022 (21)
10.35	License Agreement Term Sheet dated July 17, 2023 (22)
10.36	June 15, 2023 Letter Agreement between the Company and Quick Capital LLC (23)
31*	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101*	Interactive Data Files

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

(21) Incorporated by reference to the corresponding exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2023

(22) Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K filed with the SEC on July 24, 2023

(23) Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 10-Q filed with the SEC on August 14, 2023.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Qrons Inc.

Date: April 15, 2024	By:	/s/ Jonah Meer
Jonah Meer Chief Executive Officer, Chief Financial Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonah Meer	Chief Executive Officer, Chief Financial Officer, Secretary and a Director	April 15, 2024
Jonah Meer	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Ido Merfeld	President and a Director	April 15, 2024
Ido Merfeld

