Form 10-Q
period 2024-03-31
Qrons Inc.
filed 2024-05-15
CIK 1689084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

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

As of May 13, 2024 there were 13,649,789 shares of the registrant’s common stock outstanding.

QRONS INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QRONS INC.

CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$3,637	$420
Total current assets	3,637	420

TOTAL ASSETS	$3,637	$420

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$148,062	$155,355
Accounts payable and accrued liabilities – related party	105,002	83,291
Demand loans, related party	85,873	85,873
Advances from related party	447,000	424,500
Unsecured short-term advances	100,000	100,000
Convertible notes, net of debt discount	193,492	185,974
Derivative liabilities	267,202	288,720
Total current liabilities	1,346,631	1,323,715

Long term liabilities
Convertible notes, net of discount	80,000	80,000
Derivative liabilities	48,134	84,998
Total long-term liabilities	128,134	164,998

Total liabilities	1,474,765	1,488,713

Stockholders’ deficit
Series A Preferred stock: $0.001 par value; 10,000 shares authorized; 2,000 shares issued and outstanding	2	2
Common stock, $0.0001 par value: 100,000,000 shares authorized; 13,649,789 shares issued and outstanding as at March 31, 2024 and December 31, 2023	1,365	1,365
Additional paid-in capital	8,894,412	8,834,631
Accumulated deficit	(10,366,907)	(10,324,291)
Total stockholders’ deficit	(1,471,128)	(1,488,293)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,637	$420

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023

Net sales	$-	$-

Operating expenses:
Research and development expenses	55,824	6,820
Professional fees	17,143	22,345
General and administrative expenses	13,407	7,777
Total operating expenses	86,374	36,942

Loss from operations	(86,374)	(36,942)

Other income (expense)
Interest expense	(14,624)	(17,477)
Change in derivative liabilities	58,382	(14,039)
Total other income (expense)	43,758	(31,516)

Net loss	$(42,616)	$(68,458)

Net loss per common shares (basic and diluted)	$(0.00)	$(0.01)

Weighted average shares outstanding
(basic and diluted)	13,649,789	13,439,789

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three Months ended March 31, 2024 and 2023

(Unaudited)

					Additional		Total
	Series A Preferred		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2023	2,000	$2	13,649,789	$1,365	$8,834,631	$(10,324,291)	$(1,488,293)
Stock options granted to non-employees as consulting fees	-	-	-	-	4,647	-	4,647
Stock options granted to non-employees as research and development costs	-	-	-	-	55,134	-	55,134
Net loss for the period						(42,616)	(42,616)
Balance, March 31, 2024	2,000	$2	13,649,789	$1,365	$8,894,412	$(10,366,907)	$(1,471,128)

					Additional		Total
	Series A Preferred		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	2,000	$2	13,439,789	$1,344	$8,254,316	$(9,534,944)	$(1,279,282)
Net loss for the period	-	-	-	-	-	(68,458)	(68,458)
Balance, March 31, 2023	2,000	$2	13,439,789	$1,344	$8,254,316	$(9,603,402)	$(1,347,740)

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.

CONDENSED STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(42,616)	$(68,458)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock options issued for research and development expense	55,134	-
Stock options issued for consulting services	4,647	-
Accretion of debt discount	7,516	11,377
Change in derivative liabilities	(58,382)	14,039
Changes in operating assets and liabilities:
Increase (Decrease) accounts payable and accrued liabilities	(7,293)	17,856
Increase accounts payable and accrued liabilities - related party	21,711	11,605
Net cash used by operating activities	(19,283)	(13,581)

Cash Flows From Investing Activities
Net cash provided from (used by) investing activities	-	-

Cash Flows From Financing Activities
Proceeds from related party advances	22,500	15,000
Net cash provided from financing activities	22,500	15,000

Decrease in cash and cash equivalents	3,217	1,419

Cash at beginning of year	420	3,069
Cash at end of period	$3,637	$4,488

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

Note 1 – Description of Business and Basis of Presentation

Organization and Nature of Business:

Qrons Inc. (“Qrons” or the “Company”) was incorporated under the laws of the State of Wyoming on August 22, 2016, under the name BioLabMart Inc. and changed its name to Qrons Inc., effective August 8, 2017.

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

The Company’s principal executive office is located at 28-10 Jackson Avenue, Long Island City, #26N, New York 11101.

Note 2 – Summary of Significant Accounting Policies

Financial Statements: The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month periods have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

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

Research and Development Costs: The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, Research and Development. Research and development costs were $55,824 for the three months ended March 31, 2024. Research and development costs were $6,820 for the three months ended March 31, 2023.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred. The Company incurred no advertising and marketing costs during the three month periods ended March 31, 2024 and 2023.

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

The following table provides a summary of the fair value of the Company’s derivative liabilities as of March 31, 2024, and December 31, 2023:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of March 31, 2024:
Liabilities
Derivative liabilities	$-	$-	$315,336

As of December 31, 2023:
Liabilities
Derivative liabilities	$-	$-	$373,718

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

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

Basic and Diluted Loss Per Share: In accordance with ASC 260, Earnings Per Share, the basic loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of common stock outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if the potential common stock had been issued and if the additional shares of common stock were dilutive.

Potential common stock consists of the incremental common stock issuable upon the exercise of common stock warrants (using the if-converted method), convertible notes, classes of shares with conversion features, and stock awards and stock options.

The table below reflects the potentially dilutive securities outstanding during each reporting period:

	March 31, 2024	December 31, 2023
Research warrants at 3% of issued and outstanding shares	409,494	409,494
Convertible notes	831,313	775,586
Series A preferred shares	700	700
Stock options vested	3,883,336	3,883,336
Stock options not yet vested	899,997	899,997
Stock purchase warrants	295,000	295,000
Total	6,319,840	6,264,113

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires incremental disclosures related to a public entity’s reportable segments. Required disclosures include, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount for other segment items (which is the difference between segment revenue less segment expenses and less segment profit or loss) and a description of its composition, the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard also permits disclosure of more than one measure of segment profit. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company does not believe the adoption of ASU 2023-07 will have any impact on our financial statements.

In December 2023, the FASB issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities on an annual basis to (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 is effective for fiscal years beginning after December 15, 2025. We are evaluating the impact of adopting ASU 2023-09 on our financial statements.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate Related Disclosures for Investors, which requires registrants to disclose climate-related information in registration statements and annual reports. The new rules would be effective for annual reporting periods beginning in fiscal year 2025. However, in April 2024, the SEC exercised its discretion to stay these rules pending the completion of judicial review of certain consolidated petitions with the United States Court of Appeals for the Eighth Circuit in connection with these rules. We are evaluating the impact the adoption of this rule, if any,  may have on our financial statements.

Note 3 – Going Concern

The Company has experienced net losses to date and has not generated revenues from operations. The Company raised proceeds totaling $66,000 in unsecured advances from related parties during the year ended December 31, 2023. In the most recent 3 months ended March 31, 2024 the Company has received additional related party advances totaling $22,500. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company’s officers or principal shareholders are committed to making advances or loans to pay for ongoing operational costs.  The Company expects it will require additional capital to fully implement the scope of its proposed business operations, which also raises substantial doubt about its ability to continue as a going concern. The Company will have to continue to rely on equity and debt financing, and continued support from its officers and directors. There can be no assurance that financing, whether debt or equity, will be available to the Company in the amount required at any particular time or for any particular period or, if available, that it can be obtained on favorable terms. In addition, if the Company is unable to obtain adequate financing from the capital markets, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amount and classification of liabilities that might cause results from this uncertainty.

Note 4 – Convertible Note and Derivative Liabilities

(1) 8% Convertible notes with warrants issued in December 2019 and February 2020

In December 2019, we issued and sold in a private offering 8% convertible notes in the aggregate principal amount of $70,000. Such notes were due on December 31, 2021 and are convertible into shares of our common stock at a conversion price for each share of common stock equal to the lesser of: (a) $0.50; (b) the lowest price at which the Company has converted any convertible security of the Company (to the holder or to any third party) within 30 trading days prior to the date of delivery of the applicable notice of conversion; and (c) so long as lower than (a) or (b), such other price as the Company and the holder may agree. In connection with the 8% convertible note issuance, we issued warrants to purchase an aggregate of 70,000 shares of common stock at an exercise price of $1.00. The Company extended the maturity date of the notes to December 2022 upon initial maturity, and further extended the maturity date to December 2023 and subsequently, December 2025 under the same terms and conditions. The balance owing on the note is reflected on the Company’s balance sheets as a long term liability as at March 31, 2024.

On February 19, 2020, we issued and sold in a private offering an 8% convertible note in the principal amount of $10,000. The note is due on February 19, 2022 and is convertible into shares of common stock at a conversion price per share equal to the lesser of: (a) $0.50; (b) the lowest price at which the Company has converted any convertible security of the Company within 30 trading days prior to the date of delivery of the applicable notice of conversion; or (c) such other price as the Company and the holder may agree. In connection with the 8% convertible note issuance, we issued warrants to purchase an aggregate of 10,000 shares of common stock at an exercise price of $1.00. The Company extended the maturity date to February 2023 upon initial maturity, and further extended the maturity date to February 2024 and subsequently, February 2026 under the same terms and conditions. The balance owing on the note is reflected on the Company’s balance sheets as a long term liability as at March 31, 2024.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

The carrying value of these convertible notes is as follows:

	March 31, 2024	December 31, 2023
Face value of certain convertible notes, long-term	$80,000	$80,000
Carrying value, long-term	$80,000	$80,000

Interest expenses associated with the convertible notes are as follows:

	Three Months Ended
	March 31,
	2024	2023
Interest on the convertible notes	1,596	1,613
Total	$1,596	$1,613

As of March 31, 2024, and December 31, 2023, the unpaid interest balance on the convertible notes under accounts payable and accrued liabilities was $27,265 and $25,669, respectively.

The convertible notes qualify for derivative accounting and bifurcation under ASC 815. As of March 31, 2024, and December 31, 2023, the fair value of the derivative liability associated with the conversion feature is summarized as follows:

Balance at December 31, 2023	$84,998
Change in fair value	(36,864)
Balance at March 31, 2024	$48,134

The convertible notes qualify for derivative accounting and bifurcation under ASC 815. As of March 31, 2023 and December 31, 2022, the fair value of the derivative liability associated with the conversion feature is summarized as follows:

Balance at December 31, 2022	$57,033
Change in fair value	38,089
Balance at March 31, 2023	$95,122

At December 31, 2023, as a result of the extension to the maturity dates the derivative liability is reflected in long-term liabilities. The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of March 31, 2024, and December 31, 2023 and the commitment date:

	Commitment Date	March 31, 2024	December 31, 2023
Expected dividends	0	0	0
Expected volatility	154% ~ 173%	117.54 ~ 119.57%	170.40 ~ 224.62%
Expected term	2.10 years	1.83 ~ 1.97 years	2.08 ~ 2.22 years
Risk free interest rate	1.42 ~ 1.65%	4.59 ~ 4.81%	4.23%

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of March 31, 2023, and December 31, 2022, and the commitment date:

	Commitment Date	March 31, 2023	December 31, 2022
Expected dividends	0	0	0
Expected volatility	154% ~ 173%	96.37% ~ 98.24%	194.20 ~ 201.98%
Expected term	2.10 years	0.83 ~ 0.97 years	1.08 ~ 1.22 years
Risk free interest rate	1.42 ~ 1.65%	4.64%	4.41%

(2) 8% Convertible note with warrants issued on June 15, 2021

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

As of June 15, 2022, the Quick Note and accrued interest totaling $124,200 was not repaid on maturity, constituting an event of default increasing the repayment value of the Quick Note to an amount equal to 150% of the principal balance and accrued interest outstanding, or $186,300. On December 7, 2022, the Company and Quick Capital amended the Quick Note to extend the maturity date thereof to June 15, 2023, and amended the Warrant maturity date to June 15, 2027.  Further Quick Capital agreed to reduce the outstanding balance of the Quick Note from $186,300 to $150,000 in consideration for the issuance of 150,000 shares of unregistered, restricted common stock valued at $76,350.

As of June 15, 2023, the Quick Note and accrued interest totaling $162,000 was not repaid on maturity, constituting an event of default increasing the repayment value of the note to an amount equal to 150% of the principal balance and accrued interest outstanding, or $243,000.  On June 15, 2023, the Company and Quick Capital amended the Quick Note to extend the maturity date thereof to June 15, 2024, and amended the Warrant maturity date to June 15, 2028.  Further Quick Capital agreed to reduce the outstanding balance of the Quick Note from $243,000 to $200,000 in consideration for the issuance of 150,000 shares of unregistered, restricted common stock valued at $52,500.

The unpaid balance of the Quick Note continues to accrue interest at 8% per annum.

The Company valued the embedded default derivative liability of the Quick Note and the Quick Warrant liability, including the full ratchet reset feature, using Monte Carlo models.

The fair value of the Quick Note and Quick Warrant embedded default derivatives liability has been valued as of March 31, 2024, and December 31, 2023.

The carrying value of the Quick Note is as follows:

	March 31, 2024	December 31, 2023
Face value of Quick Note	$200,000	$200,000
Less: unamortized discount	(6,508)	(14,024)
Carrying value	$193,492	$185,976

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

Interest expenses associated with the conversion feature are as follows:

	Three Months Ended
	March 31,
	2024	2023
Amortization of debt discount	$7,516	$11,377
Interest on the convertible notes	3,989	2,959
Total	$11,505	$14,336

As of March 31, 2024, and December 31, 2023, the unpaid interest balance of the Quick Note under accounts payable and accrued liabilities was $12,712 and $8,723, respectively.

As a result of the application of ASC 815 as of March 31, 2024, the fair value of the derivative liability associated with the conversion feature is summarized as follows:

Balance at December 31, 2023	$288,720
Change in fair value – convertible note	(19,665)
Change in fair value – warrants	(1,853)
Balance at March 31, 2024	$267,202

As a result of the application of ASC 815 as of March 31, 2023, the fair value of the derivative liability associated with the conversion feature is summarized as follows:

Balance at December 31, 2022	$301,742
Change in fair value – convertible note	(10,740)
Change in fair value – warrants	(13,310)
Balance at March 31, 2023	$277,692

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of March 31, 2024, December 31, 2023, the remeasurement date of June 15, 2023, and the commitment date:

Convertible note:	Commitment Date	Re-measurement Date (June 15, 2023)	December 31, 2023	March 31, 2024
Expected dividends	0	0	0	0
Expected volatility	307.10%	95.60%	176.9%	98.20%
Expected term	1 year	1 years	0.46 year	0.21 year
Risk free interest rate	0.18%	4.83%	4.78%	4.98%

Warrants:	Commitment Date	Re-measurement Date (June 15, 2023)	December 31, 2023	March 31, 2024
Expected dividends	0	0	0	0
Expected volatility	201.70%	207.50%	210.80%	211.30%
Expected term	5 years	5 years	4.46 years	4.21 years
Risk free interest rate	0.65%	4.53%	4.53%	4.78%

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of March 31, 2023, and December 31, 2022, and the commitment date:

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

Note 5 – Unsecured Short-Term Advance from Third Party

On June 20, 2019, the Company received $100,000 from a third party in the form of an unsecured, demand, non-interest-bearing, short-term advance to meet its operating needs. The advance remains outstanding at March 31, 2024 and December 31, 2023.

Note 6 – Related Party Transactions

(1) Demand Loan from related party

On May 1, 2019, the Company issued a promissory note (the “Note”) to CubeSquare in the principal amount of $50,000. The Company’s Chief Executive Officer is the managing partner and the Company’s President is a 25% owner of CubeSquare. The Note bears interest at the rate of 8% per annum and is due and payable by the Company upon demand from CubeSquare. The Company recorded interest expenses of $986 and $997 for the three months ended March 31, 2024, and 2023, respectively.

On September 27, 2022 the Board and the related party noteholder agreed to cancel two convertible notes issued to Cubesquare and in full satisfaction of such outstanding debt to issue a new 6% promissory note (Ref: Note 4) in the principal amount of $35,873, representing the aggregate principal amount of $25,000 and the aggregate amount of any and all accrued interest in the amount of $10,873 as of September 27, 2022.  The Company recorded interest expenses of $537 and $531 for the three months ended March 31, 2024, and 2023, respectively.

As of March 31, 2024, and December 31, 2023, the unpaid interest balance under accounts payable and accrued liabilities – related party in respect of the aforementioned notes was $22,920 and $21,397, respectively.

(2) Advances from Related Parties

A summary of the activity for the funds advanced from related parties help meet the Company’s operating needs at March 31, 2024:

	Jonah Meer	Ido Merfeld	CubeSquare
December 31, 2023	$338,500	$76,000	$10,000
Additions in period	15,000	7,500	-
March 31, 2024	$353,500	$83,500	$10,000

(3) Others

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

Jonah Meer, the Company’s Chief Executive Officer, made payments of $20,188 to various vendors during the three months ended March 31, 2024 ($33,860 – December 31, 2023).  The balance payable to Mr. Meer of $80,316 and $60,128 is reflected in accounts payable, related party as of March 31, 2024, and December 31, 2023, respectively.

Ido Merfeld, the Company’s President, made $0 payments to various vendors during the three months ended March 31, 2024 ($596 – December 31, 2023). The balance payable to Mr. Merfeld of $1,765 is reflected in accounts payable, related party as of March 31, 2024, and December 31, 2023.

Note 7 – Intellectual Property License Agreement and Sponsored Research Agreement

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

As of March 31, 2024, and December 31, 2023, the Company is indebted to Dartmouth for $50,000 of unpaid annual license fees and $4,877 of unpaid reimbursable patent maintenance costs.

The Company’s sponsored research agreement, pursuant to which the Company funded research conducted by Dartmouth of mutual interest to the parties terminated by its terms in July 2020.

Note 8 – License Agreement Term Sheet and Advisory Board Member Consulting Agreement

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

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

The fair value of new option award during the year ended December 31, 2023, above is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions at the measurement date(s):

Measurement date
Dividend yield	0%
Expected volatility	229.85%~231%
Risk-free interest rate	4.34%
Expected life (years)	3
Stock Price	$0.298 ~ 0.40
Exercise Price	$0.50 ~ 2.00

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

The following table is the recognized compensation in respect of the above stock option compensation, which amounts have been allocated as below:

	Three Months Ended March 31,
	2024	2023

Research and development expenses	$55,134	$-
General and administrative expenses	4,647	-
Total	$59,781	$-

As of March 31, 2024, and December 31, 2023, total unrecognized compensation remaining to be recognized in future periods totaled $161,135 and $220,916, respectively.  Details of outstanding options for employees, professors, scientific advisors and business advisors at March 31, 2024 are below:

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

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

During the year ended December 31, 2023, certain five-year stock options to purchase 650,000 shares of common stock of the Company previously granted to officers expired unexercised.

Following are the details of stock options granted to our officers at March 31, 2024:

Name	Grant date	Exercisable	Exercise price	Expiry
Jonah Meer	12/17/19	325,000	$2.00	12/17/24
	12/10/20	325,000	$2.00	12/10/25
	12/22/21	325,000	$2.00	12/22/26
	12/22/22	325,000	$2.00	12/22/27

Ido Merfeld	12/17/19	325,000	$2.00	12/17/24
	12/10/20	325,000	$2.00	12/10/25
	12/22/21	325,000	$2.00	12/22/26
	12/22/22	325,000	$2.00	12/22/27

As of March 31, 2024, and December 31, 2023 there was no unrecognized compensation with respect to the aforementioned stock options remaining to be recognized in future periods.

A summary of the activity for the Company’s stock options at March 31, 2024 and March 31, 2023, is as follows:

	March 31, 2024			March 31, 2023
		Weighted Average Exercise	Weighted Average Remaining Contractual Life		Weighted Average Exercise	Weighted Average Remaining Contractual Life
	Shares	Price	(in years)	Shares	Price	(in years)
Outstanding, beginning of period	4,783,333	$1.69	2.91	4,328,332	$2	2.78
Granted	-	$-	-	-	$2	-
Exercised	-	$-	-	-	$-	-
Canceled/forfeited	-	$-	-	-	$2	-
Outstanding, end of period	4,783,333	$1.44	2.66	4,328,332	$2	2.78
Options exercisable, end of period	3,883,336	$1.87	2.39	4,328,332	$2	2.78
Weighted average fair value of options granted		$1.75			$2

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

There were 2,000 shares of Series A Preferred Stock issued and outstanding as of March 31, 2024, and December 31, 2023.

Common Stock

There were 13,649,789 shares of common stock issued and outstanding as of March 31, 2024, and December 31, 2023.

Common Stock Purchase Warrants

As of March 31, 2024, and December 31, 2023, the following common stock purchase warrants were outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2022	295,000	$1.00
Granted	-	-
Canceled/forfeited	-	-
Exercised	-	-
Outstanding – December 31, 2023	295,000	1.00
Granted	-	-
Canceled/forfeited	-	-
Exercised	-	-
Outstanding – March 31, 2024	295,000	$1.00

On June 15, 2021, the Company granted a convertible noteholder a warrant to purchase 115,000 shares of common stock at an exercise price of $1.00, subject to adjustments for full ratchet resets for dilutive issuances at lower prices. (See Note 4(2) above.)

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

The following discussion of our financial condition and results of operations should be read in conjunction with the notes to the unaudited financial statements appearing elsewhere in this Report and the Company’s audited financial statements for the fiscal year ended December 31, 2023, as filed with the SEC in its Annual Report on Form 10-K on April 15, 2024, along with the accompanying notes. As used in this Quarterly Report, the terms “we,” “us,” “our” and the “Company” means Qrons Inc.

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

On July 17, 2023 the Company entered into a License Agreement Term sheet with Professors Benjamin Sredni and Michael Albeck (the “Professors”), to which Dr. Ido Merfeld, the Company’s President, was a party.

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

Results of Operations

Three Months Ended March 31, 2024 and March 31, 2023

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future.

Net Loss

We reported a net loss of $42,616 in the three months ended March 31, 2024 as compared to a net loss of $68,458 in the three months ended March 31, 2023 as follows:

	Three Months ended
	March 31,
	2024	2023

Net sales	$-	$-

Operating expenses:
Research and development expenses	55,824	6,820
Professional fees	17,143	22,345
General and administrative expenses	13,407	7,777
Total operating expenses	86,374	36,942

Income (loss) from operations	(86,374)	(36,942)

Other income (expense)
Interest expense	(14,624)	(17,477)
Change in fair market value of derivative liabilities	58,382	(14,039)
Total other income	43,758	(31,516)

Net income (loss)	$(42,616)	$(68,458)

Operating Expenses

Total operating expenses for the three months ended March 31, 2024 were $86,374 compared to total operating expenses of $36,942 for the three months ended March 31, 2023. The increase in operating expenses during the three months ended March 31, 2024 is due to a substantial increase in research and development expenses from $6,820 for the three months ended March 31, 2023 to of $55,824 in the current three months ended March 31, 2024. The Company also recorded an increase to general and administrative expenses in the comparative three-month periods from $7,777 in the three months ended March 31, 2023 to $13,407 in the three months ended March 31, 2024. The reported allocations to research and development in the amount of $55,824 for the three months ended March 31, 2024 relates to $690 expended on supplies and $55,134 in stock based compensation expense recognized in the period as a result of the vesting of stock options previously granted to science advisors.  In the three months ended March 31, 2023,  research and development expenditures of $6,820 relate to license fees of $6,250 and supplies of $570. During the three months ended March 31, 2024 professional fees remained relatively constant with fees totaling $22,345 in the three months ended March 31, 2023 decreasing slightly to $17,143 in the three months ended March 31, 2024 as a result of a reduction to legal fees incurred.

Other Income (Expense)

Other income in the three months ended March 31, 2024 was $43,758, which included a gain of $58,382 as a result of the change in fair market value of derivative liabilities, offset by interest expense of $14,624 which is comprised of accretion of convertible notes of $7,516, and accrued interest on convertible notes payable of $7,108.  Other expense in the three months ended March 31, 2023, was $31,516, which included a loss of $14,039 as a result of the change in fair market value of derivative liabilities, and interest expense of $17,477, which is comprised of accretion of convertible notes of $11,377 and accrued interest on convertible notes payable of $6,100.

Operating Activities

Net cash used in operating activities was $19,283 for the three months ended March 31, 2024 compared to $13,581 for the three months ended March 31, 2023.  Net cash used in operating activities for the three months ended March 31, 2024 was primarily the result of net loss, increased by a non-cash item gain on change in fair market value of derivative liabilities of $58,382, offset by non-cash items  accretion of debt discount of $7,516, noncash stock options issued for consulting services in the amount of $4,647 and noncash stock options issued for research and development expenses in the amount of $55,134, and changes to operating assets and liabilities, including an decrease to accounts payable of $7,293 and an increase to accounts payable-related parties of $21,711. Net Cash used in operating activities for the three months ended March 31, 2023 was primarily the result of net loss, offset by non-cash items including accretion of debt discount of $11,377, a loss from the change in derivative liabilities of $14,039 and changes to operating assets and liabilities, including an increase to accounts payable of $17,856 and an increase to accounts payable-related parties of $11,605.

Investing Activities

There were no investing activities during the three months ended March 31, 2024, and 2023.

Financing Activities

Net cash provided by financing activities was $22,500 for the three months ended March 31, 2024 compared to $15,000 for the three months ended March 31, 2023. During the three months ended March 31, 2024, the Company received net proceeds of $22,500 from related parties in the form of unsecured advances.  During the three months ended March 31, 2023, the Company received $15,000 in proceeds from related parties in the form of unsecured advances.

Liquidity and Capital Resources

As of March 31, 2024, we had cash of $3,637. We are in the early stage of development and have experienced net losses to date and have not generated revenue from operations, which raises substantial doubt about our ability to continue as a going concern. There are a number of conditions that we must satisfy before we will be able to commercialize potential products and generate revenue, including successful development of product candidates, which includes clinical trials, FDA approval, demonstration of effectiveness sufficient to generate commercial orders by customers, establishing production capabilities as well as effective marketing and sales capabilities for our product. We do not currently have sufficient resources to accomplish any of these conditions necessary for us to generate revenue and expect to incur increasing operating expenses. We will require substantial additional funds for operations, the service of debt and to fund our business objectives. There can be no assurance that financing, whether debt or equity, will be available to us in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms favorable to us. If additional funds are raised by the issuance of equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and the issuance of such securities may have rights senior to those of the then existing stockholders. We currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources.

We continue exploring sources of debt and equity financing as well as available grants. We are currently exploring and are in discussions for a potential strategic alliance in the biotechnology field which could advance our MSCs and neurodegenerative research. as well as treat other indications. There can be no assurance that we will reach agreement on this alliance or that the necessary financing will be available to implement the research under the alliance. In such event, we may explore other relationships with other third parties to develop or commercialize products or technologies that we have not previously sought to develop or commercialize, decide to exit our existing business, cease operations altogether or pursue an acquisition of our company. However, without additional financing, we do not believe our resources will be sufficient to meet our operating and capital needs beyond the second quarter of 2024.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting—Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires incremental disclosures related to a public entity’s reportable segments. Required disclosures include, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount for other segment items (which is the difference between segment revenue less segment expenses and less segment profit or loss) and a description of its composition, the title and position of the CODM, and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. The standard also permits disclosure of more than one measure of segment profit. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company does not believe the adoption of ASU 2023-07 will have any impact on our financial statements.

In December 2023, the FASB issued Accounting Standards Update 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities on an annual basis to (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than 5 percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 is effective for fiscal years beginning after December 15, 2025. We are evaluating the impact of adopting ASU 2023-09 on our financial statements.

In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate Related Disclosures for Investors, which requires registrants to disclose climate-related information in registration statements and annual reports. The new rules would be effective for annual reporting periods beginning in fiscal year 2025. However, in April 2024, the SEC exercised its discretion to stay these rules pending the completion of judicial review of certain consolidated petitions with the United States Court of Appeals for the Eighth Circuit in connection with these rules. We are evaluating the impact the adoption of this rule, if any,  may have on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of March 31, 2024, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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
31

Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32

Certification of the Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101

Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the period ended March 31, 2024, are formatted in Inline XBRL: (i) condensed balance sheets of Qrons, Inc., (ii) condensed statements of operations of Qrons, Inc., (iii) condensed statements of operations and comprehensive income/(loss) of Qrons, Inc., (iv) condensed statements of changes in equity of Qrons, Inc., (v) consolidated statements of cash flows of Qrons, Inc. and (vi) notes to condensed financial statements of Qrons, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QRONS INC.

Date: May 14, 2024	By:	/s/ Jonah Meer
Jonah Meer
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

