Form 10-Q
period 2024-06-30
Qrons Inc.
filed 2024-08-16
CIK 1689084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

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

As of August 13, 2024, there were 13,949,789 shares of the registrant’s common stock outstanding.

QRONS INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QRONS INC.

CONDENSED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$11,707	$420
Total current assets	11,707	420

TOTAL ASSETS	$11,707	$420

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$140,206	$155,355
Accounts payable and accrued liabilities – related party	108,185	83,291
Demand loans, related party	85,873	85,873
Advances from related party	467,000	424,500
Unsecured short-term advances	100,000	100,000
Convertible notes, net of debt discount	216,000	185,974
Derivative liabilities	-	288,720
Total current liabilities	1,117,264	1,323,715

Long term liabilities
Convertible notes, net of discount	80,000	80,000
Derivative liabilities	42,716	84,998
Total long-term liabilities	122,716	164,998

Total liabilities	1,239,980	1,488,713

Stockholders’ deficit
Series A Preferred stock: $0.001 par value; 10,000 shares authorized; 2,000 shares issued and outstanding	2	2
Common stock, $0.0001 par value: 100,000,000 shares authorized; 13,949,789 and 13,649,789 shares issued and outstanding as at June 30, 2024 and December 31, 2023	1,395	1,365
Additional paid-in capital	9,246,503	8,834,631
Accumulated deficit	(10,476,173)	(10,324,291)
Total stockholders’ deficit	(1,228,273)	(1,488,293)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,707	$420

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended		Six Months ended
	June 30,		June 30,
	2024	2023	2024	2023

Net sales	$-	$-	$-	$-

Operating expenses:
Research and development expenses	58,464	(9,706)	114,288	(2,886)
Professional fees	9,538	18,875	26,681	41,220
General and administrative expenses	11,251	14,249	24,658	22,026
Total operating expenses	79,253	23,418	165,627	60,360

Income (loss) from operations	(79,253)	(23,418)	(165,627)	(60,360)

Other income (expense)
(Loss) on extinguish debt	(29,780)	(33,932)	(29,780)	(33,932)
Interest expense	(13,624)	(59,401)	(28,248)	(76,878)
Change in fair market value of derivative liabilities	13,391	104,005	71,773	89,966
Total other income (expense)	(30,013)	10,672	13,745	(20,844)

Net income (loss)	$(109,266)	$(12,746)	$(151,882)	$(81,204)

Net income (loss) per common share - basic	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding
Basic and diluted	13,699,239	13,464,514	13,674,514	13,452,220

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three and Six Months ended June 30, 2024 and 2023

(Unaudited)

					Additional		Total
	Series A Preferred		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2023	2,000	$2	13,649,789	$1,365	$8,834,631	$(10,324,291)	$(1,488,293)
Stock options granted to non-employees as consulting fees	-	-	-	-	4,647	-	4,647
Stock options granted to non-employees as research and development costs	-	-	-	-	55,134	-	55,134
Net loss for the period						(42,616)	(42,616)
Balance, March 31, 2024	2,000	2	13,649,789	1,365	8,894,412	(10,366,907)	(1,471,128)
Derivative liability associated with warrants under convertible note amended	-	-	-	-	233,365	-	233,365
Issuance of common stock for note amendment	-	-	300,000	30	55,614	-	55,644
Stock options granted to non-employees as consulting fees	-	-	-	-	4,648	-	4,648
Stock options granted to non-employees as research and development costs	-	-	-	-	58,464	-	58,464
Net loss for the period						(109,266)	(109,266)
Balance, June 30, 2024	2,000	$2	13,949,789	$1,395	$9,246,503	$(10,476,173)	$(1,228,273)

					Additional		Total
	Series A Preferred		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	2,000	$2	13,439,789	$1,344	$8,254,316	$(9,534,944)	$(1,279,282)
Net loss for the period	-	-	-	-	-	(68,458)	(68,458)
Balance, March 31, 2023	2,000	2	13,439,789	1,344	8,254,316	(9,603,402)	(1,347,740)
Issuance of common stock for note amendment	-	-	150,000	15	52,485	-	52,500
Net loss for the period	-	-	-	-	-	(12,746)	(12,746)
Balance, June 30, 2023	2,000	$2	13,589,789	$1,359	$8,306,801	$(9,616,148)	$(1,307,986)

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(151,882)	$(81,204)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock options issued for research and development expense	113,598	-
Stock options issued for consulting services	9,295	-
Non-cash interest	-	38,000
Accretion of debt discount	14,024	20,774
Change in derivative liabilities	(71,773)	(89,966)
Loss on debt extinguishment	29,780	33,932
Changes in operating assets and liabilities:
Increase accounts payable and accrued liabilities	851	18,758
Increase accounts payable and accrued liabilities - related party	24,894	30,782
Net cash used by operating activities	(31,213)	(28,924)

Cash Flows From Investing Activities
Net cash provided from (used by) investing activities	-	-

Cash Flows From Financing Activities
Proceeds from related party advances	42,500	32,500
Net cash provided from financing activities	42,500	32,500

Increase in cash and cash equivalents	11,287	3,576

Cash at beginning of year	420	3,069
Cash at end of period	$11,707	$6,645

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
Accrued interest payable modified upon Note amendment	$16,000	$12,000
Common stock issued under Note amendment	$55,644	$52,500
Derivative liability associated with debt discount under Note amendment	$-	$29,461
Derivative liability associated with warrants under Note amendment	$-	$2,012
Derecognition of derivative liability	$233,365	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

Research and Development Costs:

The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, Research and Development. Research and development costs were $58,464 and $114,288 for the three and six months ended June 30, 2024. Research and development costs reflect a gain of $(9,706) and $(2,886) for the three and six months ended June 30, 2023, as the Company reversed certain previously accrued patent licensing fees in the six months ended June 30, 2023.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

Note 2 – Summary of Significant Accounting Policies (continued)

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred. The Company incurred no advertising and marketing costs during the three- and six-month periods ended June 30, 2024 and 2023.

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

The following table provides a summary of the fair value of the Company’s derivative liabilities as of June 30, 2024, and December 31, 2023:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of June 30, 2024:
Liabilities
Derivative liabilities	$-	$-	$42,716

As of December 31, 2023:
Liabilities
Derivative liabilities	$-	$-	$373,718

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

The table below reflects the potentially dilutive securities outstanding during each reporting period:

	June 30, 2024	December 31, 2023
Research warrants at 3% of issued and outstanding shares	418,494	409,494
Convertible notes	831,313	775,586
Series A preferred shares	700	700
Stock options vested	3,883,336	3,883,336
Stock options not yet vested	899,997	899,997
Stock purchase warrants	295,000	295,000
Total	6,328,840	6,264,113

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

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

Note 2 – Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements (cont’d)

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

Note 3 – Going Concern

The Company has experienced net losses to date and has not generated revenues from operations. The Company raised proceeds totaling $66,000 in unsecured advances from related parties during the year ended December 31, 2023. In the most recent 6 months ended June 30, 2024 the Company has received additional related party advances totaling $42,500. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company’s officers or principal shareholders are committed to making advances or loans to pay for ongoing operational costs.  The Company expects it will require additional capital to fully implement the scope of its proposed business operations, which also raises substantial doubt about its ability to continue as a going concern. The Company will have to continue to rely on equity and debt financing, and continued support from its officers and directors. There can be no assurance that financing, whether debt or equity, will be available to the Company in the amount required at any particular time or for any particular period or, if available, that it can be obtained on favorable terms. In addition, if the Company is unable to obtain adequate financing from the capital markets, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amount and classification of liabilities that might cause results from this uncertainty.

Note 4 – Convertible Note and Derivative Liabilities

(1) 8% Convertible notes with warrants issued in December 2019 and February 2020

In December 2019, we issued and sold in a private offering 8% convertible notes in the aggregate principal amount of $70,000. Such notes were due on December 31, 2021 and are convertible into shares of our common stock at a conversion price for each share of common stock equal to the lesser of: (a) $0.50; (b) the lowest price at which the Company has converted any convertible security of the Company (to the holder or to any third party) within 30 trading days prior to the date of delivery of the applicable notice of conversion; and (c) so long as lower than (a) or (b), such other price as the Company and the holder may agree. In connection with the 8% convertible note issuance, we issued warrants to purchase an aggregate of 70,000 shares of common stock at an exercise price of $1.00. The Company extended the maturity date of the notes to December 2022 upon initial maturity, and further extended the maturity date to December 2023 and subsequently, December 2025 under the same terms and conditions. The balance owing on the note is reflected on the Company’s balance sheets as a long-term liability as at June 30, 2024.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

Note 4 – Convertible Note and Derivative Liabilities (continued)

(1) 8% Convertible notes with warrants issued in December 2019 and February 2020 (cont’d)

On February 19, 2020, we issued and sold in a private offering an 8% convertible note in the principal amount of $10,000. The note is due on February 19, 2022 and is convertible into shares of common stock at a conversion price per share equal to the lesser of: (a) $0.50; (b) the lowest price at which the Company has converted any convertible security of the Company within 30 trading days prior to the date of delivery of the applicable notice of conversion; or (c) such other price as the Company and the holder may agree. In connection with the 8% convertible note issuance, we issued warrants to purchase an aggregate of 10,000 shares of common stock at an exercise price of $1.00. The Company extended the maturity date to February 2023 upon initial maturity, and further extended the maturity date to February 2024 and subsequently, February 2026 under the same terms and conditions. The balance owing on the note is reflected on the Company’s balance sheets as a long-term liability as at June 30, 2024.

The carrying value of these convertible notes is as follows:

	June 30, 2024	December 31, 2023
Face value of certain convertible notes, long-term	$80,000	$80,000
Carrying value, long-term	$80,000	$80,000

Interest expenses associated with the convertible notes are as follows:

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2024	2023	2024	2023
Interest on the convertible notes	$1,595	$1,561	$3,191	$3,174
Total	$1,595	$1,561	$3,191	$3,174

As of June 30, 2024, and December 31, 2023, the unpaid interest balance on the convertible notes under accounts payable and accrued liabilities was $29,570 and $25,669, respectively.

The convertible notes qualify for derivative accounting and bifurcation under ASC 815. As of June 30, 2024, and December 31, 2023, the fair value of the derivative liability associated with the conversion feature is summarized as follows:

Balance at December 31, 2023	$84,998
Change in fair value	(42,282)
Balance at June 30, 2024	$42,716

The convertible notes qualify for derivative accounting and bifurcation under ASC 815. As of June 30, 2023 and December 31, 2022, the fair value of the derivative liability associated with the conversion feature is summarized as follows:

Balance at December 31, 2022	$57,033
Change in fair value	22,738
Balance at June 30, 2023	$79,771

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

Note 4 – Convertible Note and Derivative Liabilities (continued)

(1) 8% Convertible notes with warrants issued in December 2019 and February 2020 (cont’d)

At December 31, 2023, as a result of the extension to the maturity dates the derivative liability is reflected in long-term liabilities. The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of June 30, 2024, and December 31, 2023 and the commitment date:

	Commitment Date	June 30, 2024	December 31, 2023
Expected dividends	0	0	0
Expected volatility	154%~173%	106.40~110.79%	170.40~224.62%
Expected term	2.10 years	1.58 ~ 1.72 years	2.08 ~ 2.22 years
Risk free interest rate	1.42~1.65%	4.90%	4.23%

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of June 30, 2023, and December 31, 2022, and the commitment date:

	Commitment Date	June 30, 2023	December 31, 2022
Expected dividends	0	0	0
Expected volatility	154%~173%	55.75%~61.78%	194.20~201.98%
Expected term	2.10 years	0.58 ~ 0.72 years	1.08 ~ 1.22 years
Risk free interest rate	1.42~1.65%	5.47%	4.41%

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

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

Note 4 – Convertible Note and Derivative Liabilities (continued)

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

The Quick Note and accrued interest totaling $16,000 was not repaid on maturity.  On June 15, 2024, the Company and Quick Capital amended the Quick Note to extend the maturity date thereof to June 15, 2025 and amend the Warrant maturity date to June 15, 2029.  Further, Quick Capital agreed to waive adjustments for dilutive issuances at lower prices until January 1, 2025. In consideration of the additional extension of the Maturity Date, the Company agreed to issue 300,000 shares of unregistered, restricted common stock valued at $55,644.

The unpaid balance of the Quick Note continues to accrue interest at 8% per annum.

The Company valued the embedded default derivative liability of the Quick Note and the Quick Warrant liability, including the full ratchet reset feature, using Monte Carlo models.

The fair value of the Quick Note and Quick Warrant embedded default derivatives liability has been valued as of June 15, 2024 (amendment date) and December 31, 2023. As of June 15, 2024, the Company ended the derivative treatment.

The carrying value of the Quick Note is as follows:

	June 30, 2024	December 31, 2023
Face value of Quick Note	$200,000	$200,000
Interest payable add to principal	16,000	-
Less: unamortized discount	-	(14,024)
Carrying value	$216,000	$185,976

Interest expenses associated with the conversion feature are as follows:

	For Three Months Ended June 30,		For Six Months Ended June 30,
	2024	2023	2024	2023
Interest on Quick Note	$3,998	$8,909	$7,987	$11,868
Default interest	-	38,000	-	38,000
Amortization of debt discount	6,508	9,397	14,024	20,774
Total	$10,506	$56,306	$22,011	$70,642

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

Note 4 – Convertible Note and Derivative Liabilities (continued)

(2) 8% Convertible note with warrants issued on June 15, 2021 (cont’d)

As of June 30, 2024, and December 31, 2023, the unpaid interest balance of the Quick Note under accounts payable and accrued liabilities was $710 and $8,723, respectively.

The loss related to extinguishment on June 15, 2024 is as follows:

300,000 shares of common stock issued	$55,644
Extinguishment of derivative liability – convertible note	(25,864)
Gain on extinguishment of debt upon amendment to Quick Note terms	$29,780

The loss related to extinguishment on June 15, 2023 is as follows:

150,000 shares of common stock issued	$52,500
Extinguishment of derivative liability – convertible note	(22,679)
Unamortized debt discount	2,099
Derivative Liability associated with warrants	2,012
Loss on extinguishment of debt upon amendment to Quick Note terms	$33,932

As a result of the application of ASC 815 as of June 15, 2024, the fair value of the derivative liability associated with the conversion feature is summarized as follows:

Balance at December 31, 2023	$288,720
Change in fair value – convertible note	(15,935)
Change in fair value – warrants	(13,556)
Gain due to balance of derivative liability – convertible note	(25,864)
Contributed to additional paid in capital – balance of derivative liability - warrants	(233,365)
Balance at June 30, 2024	$-

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

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2023, the remeasurement date of June 15, 2024 and 2023, and the commitment date:

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

Note 4 – Convertible Note and Derivative Liabilities (continued)

(2) 8% Convertible note with warrants issued on June 15, 2021 (cont’d)

Convertible note:	Commitment Date	Re-measurement Date (June 15, 2023)	December 31, 2023	Re-measurement Date (June 15, 2024)
Expected dividends	0	0	0	0
Expected volatility	307.10%	95.60%	176.9%	65.10%
Expected term	1 year	1 years	0.46 year	0.50 year
Risk free interest rate	0.18%	4.83%	4.78%	4.99%

Warrants:	Commitment Date	Re-measurement Date (June 15, 2023)	December 31, 2023	Re-measurement Date (June 15, 2024)
Expected dividends	0	0	0	0
Expected volatility	201.70%	207.50%	210.80%	208.80%
Expected term	5 years	5 years	4.46 years	4 years
Risk free interest rate	0.65%	4.53%	4.53%	4.80%

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of June 30, 2023 and December 31, 2022 and the commitment date:

Convertible note:	Commitment Date	December 31, 2022	June 30, 2023	Re-measurement Date (June 15, 2023)
Expected dividends	0	0	0	0
Expected volatility	307.10%	119.70%	93.80%	95.60%
Expected term	1 year	0.45 years	1 year	1 year
Risk free interest rate	0.18%	4.37%	5.00%	4.83%

Warrants:	Commitment Date	December 31, 2022	June 30, 2023	Re-measurement Date (June 15, 2023)
Expected dividends	0	0	0	0
Expected volatility	201.70%	219.10%	208.60%	207.50%
Expected term	5 years	4.45 years	4.96 years	5.00 years
Risk free interest rate	0.65%	4.27%	4.68%	4.53%

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

Note 5 – Unsecured Short-Term Advance from Third Party

On June 20, 2019, the Company received $100,000 from a third party in the form of an unsecured, demand, non-interest-bearing, short-term advance to meet its operating needs. The advance remains outstanding at June 30, 2024 and December 31, 2023.

Note 6 – Related Party Transactions

(1) Demand Loan from related party

On May 1, 2019, the Company issued a promissory note (the “Note”) to CubeSquare in the principal amount of $50,000. The Company’s Chief Executive Officer is the managing partner and the Company’s President is a 25% owner of CubeSquare. The Note bears interest at the rate of 8% per annum and is due and payable by the Company upon demand from CubeSquare. The Company recorded interest expenses of $987 and $1,973 for the three and six months ended June 30, 2024, respectively. The Company recorded interest expenses of $997 and $1,995 for the three and six months ended June 30, 2023, respectively.

On September 27, 2022 the Board and the related party noteholder agreed to cancel two convertible notes issued to Cubesquare and in full satisfaction of such outstanding debt to issue a new 6% promissory note (Ref: Note 4) in the principal amount of $35,873, representing the aggregate principal amount of $25,000 and the aggregate amount of any and all accrued interest in the amount of $10,873 as of September 27, 2022.  The Company recorded interest expenses of $536 and $1,073 for the three and six months ended June 30, 2024, respectively. The Company recorded interest expenses of $537 and $1,067 for the three and six months ended June 30, 2023, respectively.

As of June 30, 2024, and December 31, 2023, the unpaid interest balance under accounts payable and accrued liabilities – related party in respect of the aforementioned notes was $24,443 and $21,397, respectively.

(2) Advances from Related Parties

A summary of the activity for the funds advanced from related parties help meet the Company’s operating needs at June 30, 2024:

	Jonah Meer	Ido Merfeld	CubeSquare
December 31, 2023	$338,500	$76,000	$10,000
Additions in period	35,000	7,500	-
June 30, 2024	$373,500	$83,500	$10,000

(3) Others

Jonah Meer, the Company’s Chief Executive Officer, made payments of $21,818 and $27,720 to various vendors during the six months ended June 30, 2024 and 2023, respectively. The balance payable to Mr. Meer of $81,976 and $60,128 is reflected in accounts payable, related party as of June 30, 2024, and December 31, 2023, respectively.

Ido Merfeld, the Company’s President, made $0 payments to various vendors during the six months ended June 30, 2024 ($596 – December 31, 2023). The balance payable to Mr. Merfeld of $1,765 is reflected in accounts payable, related party as of June 30, 2024, and December 31, 2023.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

As the Company failed to fulfill its requirements under the Agreement Dartmouth declared the Company in default in August 2023 and terminated the license.

The Company and Dartmouth also agreed in February 2024 to add Professor Chenfeng Ke and Qianming Lin, both formerly of Dartmouth as co-inventors of the patent entitled Techniques for Promoting Neuronal Recovery and to add Dartmouth as co-owner of the patent together with Qrons.

As of June 30, 2024, and December 31, 2023, the Company is indebted to Dartmouth for $50,000 of unpaid annual license fees and $4,877 of unpaid reimbursable patent maintenance costs.

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

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

Note 8 – License Agreement Term Sheet and Advisory Board Member Consulting Agreement (continued)

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

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

Note 8 – License Agreement Term Sheet and Advisory Board Member Consulting Agreement (continued)

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

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

Note 9 – Stock Plan (continued)

2016 Stock Option and Stock Award (cont’d)

(a) Stock Options granted to Science Advisors, Business Advisors, Professors and employees (cont’d)

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

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

Note 9 – Stock Plan (continued)

2016 Stock Option and Stock Award (cont’d)

(a) Stock Options granted to Science Advisors, Business Advisors, Professors and employees (cont’d)

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

The fair value of new option award during the year ended December 31, 2023, above is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions at the measurement date(s):

Measurement date
Dividend yield	0%
Expected volatility	229.85%~231%
Risk-free interest rate	4.34%
Expected life (years)	3
Stock Price	$0.298 ~ 0.40
Exercise Price	$0.50 ~ 2.00

The following table is the recognized compensation in respect of the above stock option compensation, which amounts have been allocated as below:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2024	2023	2024	2023

Research and development expenses	$58,464	$-	$113,598	$-
General and administrative expenses	4,648	-	9,295	-
Total	$63,112	$-	$122,893	$-

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

As of June 30, 2024, and December 31, 2023, total unrecognized compensation remaining to be recognized in future periods totaled $98,023 and $220,916, respectively.  Details of outstanding options for employees, professors, scientific advisors and business advisors at June 30, 2024 are below:

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

Following are the details of stock options granted to our officers at June 30, 2024:

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

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

As of June 30, 2024, and December 31, 2023 there was no unrecognized compensation with respect to the aforementioned stock options remaining to be recognized in future periods.

A summary of the activity for the Company’s stock options at June 30, 2024 and June 30, 2023, is as follows:

	June 30, 2024			June 30, 2023
		Weighted Average Exercise	Weighted Average Remaining Contractual Life		Weighted Average Exercise	Weighted Average Remaining Contractual Life
	Shares	Price	(in years)	Shares	Price	(in years)
Outstanding, beginning of period	4,783,333	$1.69	2.91	4,328,332	$2	2.78
Granted	-	$-	-	-	$2	-
Exercised	-	$-	-	-	$-	-
Canceled/forfeited	-	$-	-	(10,000)	$2	-
Outstanding, end of period	4,783,333	$1.44	2.41	4,318,332	$2	2.54
Options exercisable, end of period	3,883,336	$1.87	2.14	4,318,332	$2	2.54
Weighted average fair value of options granted		$1.75			$2

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

There were 2,000 shares of Series A Preferred Stock issued and outstanding as of June 30, 2024, and December 31, 2023.

Common Stock

There were 13,949,789 and 13,649,789 shares of common stock issued and outstanding as of June 30, 2024, and December 31, 2023.

In June 2024, the Company issued 300,000 shares of its common stock to Quick Capital LLC with a value of $55,644 related to a loan amendment (Note 5).

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

In June 2023, the Company issued 150,000 shares of its common stock to Quick Capital LLC with a value of $52,500 related to a loan amendment (Note 5).

Common Stock Purchase Warrants

As of June 30, 2024, and December 31, 2023, the following common stock purchase warrants were outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2022	295,000	$1.00
Granted	-	-
Canceled/forfeited	-	-
Exercised	-	-
Outstanding – December 31, 2023	295,000	1.00
Granted	-	-
Canceled/forfeited	-	-
Exercised	-	-
Outstanding – June 30, 2024	295,000	$1.00

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

Messrs. Meer and Merfeld, as the holders of the Company’s issued and outstanding shares of the Company’s Class A Preferred Stock, collectively have 66 2/3% of the voting rights of the Company. Acting together, they will be able to influence the outcome of all corporate actions requiring the approval of our stockholders.

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

Results of Operations

Three Months Ended June 30, 2024 and June 30, 2023

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future.

Net Loss

We reported a net loss of $109,266 in the three months ended June 30, 2024 as compared to a net loss of $12,746 in the three months ended June 30, 2023 as follows:

	Three Months ended
	June 30,
	2024	2023

Net sales	$-	$-

Operating expenses:
Research and development expenses	58,464	(9,706)
Professional fees	9,538	18,875
General and administrative expenses	11,251	14,249
Total operating expenses	79,253	23,418

Income (loss) from operations	(79,253)	(23,418)

Other income (expense)
Loss on extinguishment of debt	(29,780)	(33,932)
Interest expense	(13,624)	(59,401)
Change in fair market value of derivative liabilities	13,391	104,005
Total other income (expense)	(30,013)	10,672

Net income (loss)	$(109,266)	$(12,746)

Operating Expenses

Total operating expenses for the three months ended June 30, 2024 were $79,253 compared to total operating expenses of $23,418 for the three months ended June 30, 2023. The substantial increase in operating expenses during the three months ended June 30, 2024 is primarily due to an increase in research and development expenses period over period, from a reported gain of $9,706 for the three months ended June 30, 2023 as the Company reversed the prior accrual of certain annual license fees upon the termination of an intellectual property licensing agreement with certain industry partners to expenses of $58,464 comprised entirely of stock based compensation expenses with respect to research and development activities. During the three months ended June 30, 2024 professional fees decreased from $18,875 (2023) to $9,538. During the three months ended June 30, 2023 the Company incurred additional legal fees with respect to the negotiation of certain licensing agreements, patent applications, processes and know-how related to AS101 Tellurium based compounds with no comparable expenses in the three months ended June 30, 2024. The Company also recorded a slight decrease to general and administrative expenses in the comparative three-month periods from $14,249 in the three months ended June 30, 2023, to $11,251 in the three months ended June 30, 2024.

Other Income (Expense)

Other expense in the three months ended June 30, 2024 was $30,013, which included a loss on extinguishment of certain debt of $29,780, interest expense of $13,624 which is comprised of accretion of convertible notes of $6,508, and accrued interest on convertible notes payable of $7,116, offset by a gain of $13,391 as a result of the change in fair market value of derivative liabilities. Other income in the three months ended June 30, 2023 was $10,672, which included a gain of $104,005 as a result of the change in fair market value of derivative liabilities, offset by interest expense of $59,401 which is comprised of accretion of convertible notes of $9,397, interest penalties on certain convertible notes of $38,000 and accrued interest on convertible notes payable of $12,004 and a loss on extinguishment of certain debt of $33,932.

Six Months Ended June 30, 2024 and June 30, 2023

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future.

Net Loss

We had a net loss of $151,882 in the six months ended June 30, 2024, compared to $81,204 in the six months ended June 30, 2023, as follows:

	June 30,
	2024	2023

Net sales	$-	$-

Operating expenses:
Research and development expenses	114,288	(2,886)
Professional fees	26,681	41,220
General and administrative expenses	24,658	22,026
Total operating expenses	165,627	60,360

Income (loss) from operations	(165,627)	(60,360)

Other income (expense)
Loss on extinguishment of debt	(29,780)	(33,932)
Interest expense	(28,248)	(76,878)
Change in fair market value of derivative liabilities	71,773	89,966
Total other expense	13,745	(20,844)

Net (loss)	$(151,882)	$(81,204)

Operating Expenses

Total operating expenses for the six months ended June 30, 2024, were $165,627 compared to total operating expenses of $60,360 for the six months ended June 30, 2023. The substantial increase in operating expenses during the six months ended June 30, 2024 is primarily due to an increase in research and development expenses period over period, from a reported gain of $2,886 for the six months ended June 30, 2023 as the Company reversed the prior accrual of certain annual license fees upon the termination of an intellectual property licensing agreement with certain industry partners to expenses of $114,288 comprised of stock based compensation expenses of $113,598 with respect to research and development activities and $690 in lab supplies. Increases in costs for the six months ended June 30, 2024 were offset by a decrease to professional fees from $41,220 in the six months ended June 30, 2023 to $26,681 in the six months ended June 30, 2024. During the six months ended June 30, 2023 the Company incurred additional legal fees with respect to the negotiation of certain licensing agreements, patent applications, processes and know-how related to AS101 Tellurium based compounds with no comparable expenses in the six months ended June 30, 2024. During the six months ended June 30, 2024, there was a slight increase in general and administrative expenses from $22,026 in the six months ended June 30, 2023 to $24,658 in the six months ended June 30, 2024.

Other Expense

Other income in the six months ended June 30, 2024, was $13,745 and included a loss on extinguishment of certain debt of $29,780 and interest expense of $28,248, which is comprised of accretion of convertible notes of $14,024 and accrued interest on convertible notes of $14,224, offset by a gain of $71,773 as a result of the change in fair market value of derivative liabilities, offset by

Other expense in the six months ended June 30, 2023, was $20,844, which included interest expense of $76,878 which is comprised of accretion of convertible notes of $20,774, interest penalties on certain convertible notes of $38,000 and accrued interest on convertible notes payable of $18,104 and a loss on extinguishment of certain debt of $33,932, offset by a gain of $89,966 as a result of the change in fair market value of derivative liabilities.

Operating Activities

Net cash used by operating activities was $31,213 for the six months ended June 30, 2024 compared to $28,924 for the six months ended June 30, 2023. Net cash used in operating activities for the six months ended June 30, 2024 was primarily the result of net loss of $151,882, offset by non-cash items including a gain as a result of the change in derivative liabilities of $71,733, stock based compensation expense related to research and development of $113,598, stock based compensation expense issued for consulting services of $9,295, accretion of debt discount of $14,024, and a loss on extinguishment of debt of $29,780, as well as changes to operating assets and liabilities, including an increase to accounts payable of $851 and an increase to accounts payable-related parties of $24,894.

Net cash used in operating activities for the six months ended June 30, 2023 was primarily the result of net loss of $81,204, offset by non-cash items, including accretion of debt discount of $20,774, noncash interest penalties of $38,000, a loss on the extinguishment of debt of $33,932, and a gain as a result of the change in derivative liabilities of $89,966, as well as changes to operating assets and liabilities, including an increase to accounts payable of $18,758 and an increase to accounts payable-related parties of $30,782.

Investing Activities

There were no investing activities during the six months ended June 30, 2024, and 2023.

Financing Activities

Net cash provided by financing activities was $42,500 for the six months ended June 30, 2024, compared to $32,500 for the six months ended June 30, 2023. During the six months ended June 30, 2024, the Company received $42,500 in proceeds from a related party in the form of unsecured advances. During the six months ended June 30, 2023, the Company received net proceeds of $32,500 from a related party in the form of unsecured advances.

Liquidity and Capital Resources

As of June 30, 2024, we had cash of $11,707. We are in the early stage of development and have experienced net losses to date and have not generated revenue from operations, which raises substantial doubt about our ability to continue as a going concern. There are a number of conditions that we must satisfy before we will be able to commercialize potential products and generate revenue, including successful development of product candidates, which includes clinical trials, FDA approval, demonstration of effectiveness sufficient to generate commercial orders by customers, establishing production capabilities as well as effective marketing and sales capabilities for our product. We do not currently have sufficient resources to accomplish any of these conditions necessary for us to generate revenue and expect to incur increasing operating expenses. We will require substantial additional funds for operations, the service of debt and to fund our business objectives. There can be no assurance that financing, whether debt or equity, will be available to us in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms favorable to us. If additional funds are raised by the issuance of equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and the issuance of such securities may have rights senior to those of the then existing stockholders. We currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources.

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

Offering

The Company filed a registration statement on Form S-1 with the SEC on January 11, 2022, to offer and sell up to 2,500,000 shares of common stock in a self-underwritten primary offering at a fixed price of $0.70 per share which was declared effective on March 21, 2022. The offering terminated two years from effective date or March 21, 2024, and no shares were sold under the Offering.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of June 30, 2024, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 15, 2024, the Company approved the issuance of 300,000 shares of its common stock to Quick Capital LLC with a value of $55,644 related to a loan amendment (Please refer to Note 5 of the Financial Statements contained in this report). The shares were valued as of the agreement date and administratively issued subsequent to June 30, 2024.

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

Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the period ended June 30, 2024, are formatted in Inline XBRL: (i) condensed balance sheets of Qrons, Inc., (ii) condensed statements of operations of Qrons, Inc., (iii) condensed statements of operations and comprehensive income/(loss) of Qrons, Inc., (iv) condensed statements of changes in equity of Qrons, Inc., (v) consolidated statements of cash flows of Qrons, Inc. and (vi) notes to condensed financial statements of Qrons, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QRONS INC.

Date: August 15, 2024	By:	/s/ Jonah Meer
Jonah Meer
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

