Form 10-Q
period 2024-09-30
Qrons Inc.
filed 2024-11-08
CIK 1689084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

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

As of November 6, 2024, there were 14,368,283 shares of the registrant’s common stock outstanding.

QRONS INC.

TABLE OFCONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QRONS INC.

CONDENSED BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$2,138	$420
Total current assets	2,138	420

TOTAL ASSETS	$2,138	$420

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$142,043	$155,357
Accounts payable and accrued liabilities – related party	113,056	83,291
Demand loans, related party	85,873	85,873
Advances from related party	485,500	424,500
Unsecured short-term advances	100,000	100,000
Convertible notes, net of debt discount	216,000	185,974
Derivative liabilities	-	288,720
Total current liabilities	1,142,472	1,323,715

Long term liabilities
Convertible notes, net of discount	80,000	80,000
Derivative liabilities	40,328	84,998
Total long-term liabilities	120,328	164,998

Total liabilities	1,262,800	1,488,713

Stockholders’ deficit
Series A Preferred stock: $0.001 par value; 10,000 shares authorized; 2,000 shares issued and outstanding	2	2
Common stock, $0.0001 par value: 100,000,000 shares authorized; 13,949,789 and 13,649,789 shares issued and outstanding as at September 30, 2024 and December 31, 2023	1,395	1,365
Additional paid-in capital	9,277,412	8,834,631
Accumulated deficit	(10,539,471)	(10,324,291)
Total stockholders’ deficit	(1,260,662)	(1,488,293)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,138	$420

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2024	2023	2024	2023

Net sales	$-	$-	$-	$-

Operating expenses:
Research and development expenses	24,448	378,678	138,736	375,792
Professional fees	15,397	9,647	42,078	50,867
General and administrative expenses	18,322	51,230	42,980	73,256
Total operating expenses	58,167	439,555	223,794	499,915

Income (loss) from operations	(58,167)	(439,555)	(223,794)	(499,915)

Other income (expense)
(Loss) on extinguish debt	-	-	(29,780)	(33,932)
Interest expense	(7,519)	(14,201)	(35,767)	(91,079)
Change in fair market value of derivative liabilities	2,388	(75,911)	74,161	14,055
Total other income (expense)	(5,131)	(90,112)	8,614	(110,956)

Net income (loss)	$(63,298)	$(529,667)	$(215,180)	$(610,871)

Net income (loss) per common share - basic	$(0.00)	$(0.04)	$(0.02)	$(0.05)

Weighted average shares outstanding
Basic and diluted	13,949,789	13,589,789	13,766,943	13,498,581

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Three and Nine Months ended September 30, 2024 and 2023

(Unaudited)

					Additional		Total
	Series A Preferred		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2023	2,000	$2	13,649,789	$1,365	$8,834,631	$(10,324,291)	$(1,488,293)
Stock options granted to non-employees as consulting fees	-	-	-	-	4,647	-	4,647
Stock options granted to non-employees as research and development costs	-	-	-	-	55,134	-	55,134
Net loss for the period						(42,616)	(42,616)
Balance, March 31, 2024	2,000	2	13,649,789	1,365	8,894,412	(10,366,907)	(1,471,128)
Derivative liability associated with warrants under convertible note amended	-	-	-	-	233,365	-	233,365
Issuance of common stock for note amendment	-	-	300,000	30	55,614	-	55,644
Stock options granted to non-employees as consulting fees	-	-	-	-	4,648	-	4,648
Stock options granted to non-employees as research and development costs	-	-	-	-	58,464	-	58,464
Net loss for the period						(109,266)	(109,266)
Balance, June 30, 2024	2,000	$2	13,949,789	$1,395	$9,246,503	$(10,476,173)	$(1,228,273)
Stock options granted to non-employees as consulting fees					2,111		2,111
Stock options granted to non-employees as research and development costs					28,798		28,798
Net loss for the period						(63,298)	(63,298)
Balance, September 30, 2024	2,000	$2	13,949,789	$1,395	$9,277,412	$(10,539,471)	$(1,260,662)

					Additional		Total
	Series A Preferred		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	2,000	$2	13,439,789	$1,344	$8,254,316	$(9,534,944)	$(1,279,282)
Net loss for the period	-	-	-	-	-	(68,458)	(68,458)
Balance, March 31, 2023	2,000	2	13,439,789	1,344	8,254,316	(9,603,402)	(1,347,740)
Issuance of common stock for note amendment	-	-	150,000	15	52,485	-	52,500
Net loss for the period	-	-	-	-	-	(12,746)	(12,746)
Balance, June 30, 2023	2,000	2	13,589,789	1,359	8,306,801	(9,616,148)	(1,307,986)
Stock options granted to non-employees as consulting fees					41,113		41,113
Stock options granted to non-employees as research and development costs					378,678		378,678
Net loss for the period						(529,667)	(529,667)
Balance, September 30, 2023	2,000	$2	13,589,789	$1,359	$8,726,592	$(10,145,815)	$(1,417,862)

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(215,180)	$(610,871)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock options issued for research and development expense	142,396	378,678
Stock options issued for consulting services	11,406	41,113
Non-cash interest	-	38,000
Accretion of debt discount	14,024	27,789
Change in derivative liabilities	(74,161)	(14,055)
Loss on debt extinguishment	29,780	33,932
Changes in operating assets and liabilities:
Increase accounts payable and accrued liabilities	2,688	18,529
Increase accounts payable and accrued liabilities - related party	29,765	38,462
Net cash used by operating activities	(59,282)	(48,423)

Cash Flows From Investing Activities
Net cash provided from (used by) investing activities	-	-

Cash Flows From Financing Activities
Proceeds from related party advances	61,000	52,500
Net cash provided from financing activities	61,000	52,500

Increase in cash and cash equivalents	1,718	4,077

Cash at beginning of year	420	3,069
Cash at end of period	$2,138	$7,146

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
Accrued interest payable modified upon Note amendment	$16,000	$12,000
Common stock issued under Note amendment	$55,644	$52,500
Derivative liability associated with debt discount under Note amendment	$-	$29,461
Derivative liability associated with warrants under Note amendment	$-	$2,012
Derecognition of derivative liability	$233,365	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

Research and Development Costs: The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, Research and Development. Research and development costs were $24,448 and $138,736 for the three and nine months ended September 30, 2024. Research and development costs were $378,678 and $375,795 for the three and nine months ended September 30, 2023.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Note 2 – Summary of Significant Accounting Policies (continued)

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred. The Company incurred no advertising and marketing costs during the three- and nine-month periods ended September 30, 2024 and 2023.

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

The following table provides a summary of the fair value of the Company’s derivative liabilities as of September 30, 2024, and December 31, 2023:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of September 30, 2024:
Liabilities
Derivative liabilities	$-	$-	$40,328

As of December 31, 2023:
Liabilities
Derivative liabilities	$-	$-	$373,718

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

The table below reflects the potentially dilutive securities outstanding during each reporting period:

Three months ended:

	September 30, 2024	September 30, 2023
Research warrants at 3% of issued and outstanding shares	418,494	407,694
Convertible notes	831,266	737,410
Series A preferred shares	700	700
Stock options vested	4,250,003	4,318,332
Stock options not yet vested	499,997	799,998
Stock purchase warrants	295,000	295,000
Total	6,295,460	6,919,136

Nine months ended:

	September 30, 2024	September 30, 2023
Research warrants at 3% of issued and outstanding shares	418,494	407,694
Convertible notes	831,266	737,410
Series A preferred shares	700	700
Stock options vested	4,250,003	4,318,332
Stock options not yet vested	499,997	799,998
Stock purchase warrants	295,000	295,000
Total	6,295,460	6,919,136

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

Note 3 – Going Concern

The Company has experienced net losses to date and has not generated revenues from operations. The Company raised proceeds totaling $66,000 in unsecured advances from related parties during the year ended December 31, 2023. In the most recent nine-months ended September 30, 2024 the Company has received additional related party advances totaling $61,000. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company’s officers or principal shareholders are committed to making advances or loans to pay for ongoing operational costs.  The Company expects it will require additional capital to fully implement the scope of its proposed business operations, which also raises substantial doubt about its ability to continue as a going concern. The Company will have to continue to rely on equity and debt financing, and continued support from its officers and directors. There can be no assurance that financing, whether debt or equity, will be available to the Company in the amount required at any particular time or for any particular period or, if available, that it can be obtained on favorable terms. In addition, if the Company is unable to obtain adequate financing from the capital markets, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amount and classification of liabilities that might cause results from this uncertainty.

Note 4 – Convertible Note and Derivative Liabilities

(1) 8% Convertible notes with warrants issued in December 2019 and February 2020

In December 2019, we issued and sold in a private offering 8% convertible notes in the aggregate principal amount of $70,000. Such notes were due on December 31, 2021 and are convertible into shares of our common stock at a conversion price for each share of common stock equal to the lesser of: (a) $0.50; (b) the lowest price at which the Company has converted any convertible security of the Company (to the holder or to any third party) within 30 trading days prior to the date of delivery of the applicable notice of conversion; and (c) so long as lower than (a) or (b), such other price as the Company and the holder may agree. In connection with the 8% convertible note issuance, we issued warrants to purchase an aggregate of 70,000 shares of common stock at an exercise price of $1.00. The Company extended the maturity date of the notes to December 2022 upon initial maturity, and further extended the maturity date to December 2023 and subsequently, December 2025 under the same terms and conditions. The balance owing on the note is reflected on the Company’s balance sheets as a long-term liability as at September 30, 2024.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Note 4 – Convertible Note and Derivative Liabilities (continued)

(1) 8% Convertible notes with warrants issued in December 2019 and February 2020 (cont’d)

On February 19, 2020, we issued and sold in a private offering an 8% convertible note in the principal amount of $10,000. The note is due on February 19, 2022 and is convertible into shares of common stock at a conversion price per share equal to the lesser of: (a) $0.50; (b) the lowest price at which the Company has converted any convertible security of the Company within 30 trading days prior to the date of delivery of the applicable notice of conversion; or (c) such other price as the Company and the holder may agree. In connection with the 8% convertible note issuance, we issued warrants to purchase an aggregate of 10,000 shares of common stock at an exercise price of $1.00. The Company extended the maturity date to February 2023 upon initial maturity, and further extended the maturity date to February 2024 and subsequently, February 2026 under the same terms and conditions. The balance owing on the note is reflected on the Company’s balance sheets as a long-term liability as at September, 2024.

The carrying value of these convertible notes is as follows:

	September 30, 2024	December 31, 2023
Face value of certain convertible notes, long-term	$80,000	$80,000
Carrying value, long-term	$80,000	$80,000

Interest expenses associated with the convertible notes are as follows:

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2024	2023	2024	2023
Interest on the convertible notes	$1,613	$1,613	$4,804	$4,787
Total	$1,613	$1,613	$4,804	$4,787

As of September 30, 2024, and December 31, 2023, the unpaid interest balance on the convertible notes under accounts payable and accrued liabilities was $30,473 and $25,669, respectively.

The convertible notes qualify for derivative accounting and bifurcation under ASC 815. As of September 30, 2024, and December 31, 2023, the fair value of the derivative liability associated with the conversion feature is summarized as follows:

Balance at December 31, 2023	$84,998
Change in fair value	(44,670)
Balance at September 30, 2024	$40,328

The convertible notes qualify for derivative accounting and bifurcation under ASC 815. As of September 30, 2023 and December 31, 2022, the fair value of the derivative liability associated with the conversion feature is summarized as follows:

Balance at December 31, 2022	$57,033
Change in fair value	3,401
Balance at September 30, 2023	$60,434

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Note 4 – Convertible Note and Derivative Liabilities (continued)

(1) 8% Convertible notes with warrants issued in December 2019 and February 2020 (cont’d)

At December 31, 2023, as a result of the extension to the maturity dates the derivative liability is reflected in long-term liabilities. The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of September 30, 2024, and December 31, 2023 and the commitment date:

	Commitment Date	September 30, 2024	December 31, 2023
Expected dividends	0	0	0
Expected volatility	154%~173%	112.30~114.58%	170.40~224.62%
Expected term	2.10 years	1.33 ~ 1.47 years	2.08 ~ 2.22 years
Risk free interest rate	1.42~1.65%	3.98%	4.23%

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of September 30, 2023, and December 31, 2022, and the commitment date:

	Commitment Date	September 30, 2023	December 31, 2022
Expected dividends	0	0	0
Expected volatility	154%~173%	190%~228%	194.20~201.98%
Expected term	2.10 years	0.33 ~ 0.47 years	1.08 ~ 1.22 years
Risk free interest rate	1.42~1.65%	5.55%	4.41%

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

The carrying value of the Quick Note is as follows:

	September 30, 2024	December 31, 2023
Face value of Quick Note	$200,000	$200,000
Interest payable added to principal	16,000	-
Less: unamortized discount	-	(14,024)
Carrying value	$216,000	$185,976

Interest expenses associated with the conversion feature are as follows:

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2024	2023	2024	2023
Interest on Quick Note	$4,355	$4,033	$12,342	$15,901
Default interest	-	-	-	38,000
Amortization of debt discount	-	7,015	14,024	27,789
Total	$4,355	$11,048	$26,366	$81,690

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Note 4 – Convertible Note and Derivative Liabilities (continued)

(2) 8% Convertible note with warrants issued on June 15, 2021 (cont’d)

As of September 30, 2024, and December 31, 2023, the unpaid interest balance of the Quick Note under accounts payable and accrued liabilities was $5,065 and $8,723, respectively.

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

As a result of the application of ASC 815 as of June 15, 2024, the fair value of the derivative liability associated with the conversion feature is summarized as follows:

Balance at December 31, 2023	$288,720
Change in fair value – convertible note	(15,935)
Change in fair value – warrants	(13,556)
Gain due to balance of derivative liability – convertible note	(25,864)
Contributed to additional paid in capital – balance of derivative liability - warrants	(233,365)
Balance at September 30, 2024	$-

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of September 30, 2023 and December 31, 2022 and the commitment date:

Convertible note:	Commitment Date	December 31, 2022	September 30, 2023	Re-measurement Date (June 15, 2023)
Expected dividends	0	0	0	0
Expected volatility	307.10%	119.70%	144.10%	95.60%
Expected term	1 year	0.45 years	0.71 year	1 year
Risk free interest rate	0.18%	4.37%	5.22%	4.83%

Warrants:	Commitment Date	December 31, 2022	September 30, 2023	Re-measurement Date (June 15, 2023)
Expected dividends	0	0	0	0
Expected volatility	201.70%	219.10%	217.00%	207.50%
Expected term	5 years	4.45 years	4.71 years	5.00 years
Risk free interest rate	0.65%	4.27%	5.07%	4.53%

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Note 5 – Unsecured Short-Term Advance from Third Party

On June 20, 2019, the Company received $100,000 from a third party in the form of an unsecured, demand, non-interest-bearing, short-term advance to meet its operating needs. The advance remains outstanding at September 30, 2024 and December 31, 2023.

Note 6 – Related Party Transactions

(1) Demand Loan from related party

On May 1, 2019, the Company issued a promissory note (the “Note”) to CubeSquare in the principal amount of $50,000. The Company’s Chief Executive Officer is the managing partner and the Company’s President is a 25% owner of CubeSquare. The Note bears interest at the rate of 8% per annum and is due and payable by the Company upon demand from CubeSquare. The Company recorded interest expenses of $1,008 and $2,981 for the three and nine months ended September 30, 2024, respectively. The Company recorded interest expenses of $997 and $2,992 for the three and nine months ended September 30, 2023, respectively.

On September 27, 2022 the Board and the related party noteholder agreed to cancel two convertible notes issued to Cubesquare and in full satisfaction of such outstanding debt to issue a new 6% promissory note (Ref: Note 4) in the principal amount of $35,873, representing the aggregate principal amount of $25,000 and the aggregate amount of any and all accrued interest in the amount of $10,873 as of September 27, 2022.  The Company recorded interest expenses of $543 and $1,616 for the three and nine months ended September 30, 2024, respectively. The Company recorded interest expenses of $543 and $1,610 for the three and nine months ended September 30, 2023, respectively.

As of September 30, 2024, and December 31, 2023, the unpaid interest balance under accounts payable and accrued liabilities – related party in respect of the aforementioned notes was $25,994 and $21,397, respectively.

(2) Advances from Related Parties

A summary of the activity for the funds advanced from related parties help meet the Company’s operating needs at September 30, 2024:

	Jonah Meer	Ido Merfeld	CubeSquare
December 31, 2023	$338,500	$76,000	$10,000
Additions in period	50,000	11,000	-
September 30, 2024	$388,500	$87,000	$10,000

(3) Others

Jonah Meer, the Company’s Chief Executive Officer, made payments of $25,168 and $33,860 to various vendors during the nine months ended September 30, 2024 and 2023, respectively. The balance payable to Mr. Meer of $85,296 and $60,128 is reflected in accounts payable, related party as of September 30, 2024, and December 31, 2023, respectively.

Ido Merfeld, the Company’s President, made $0 payments to various vendors during the nine months ended September 30, 2024 ($596 – December 31, 2023). The balance payable to Mr. Merfeld of $1,765 is reflected in accounts payable, related party as of September 30, 2024, and December 31, 2023.

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

As of September 30, 2024, and December 31, 2023, the Company is indebted to Dartmouth for $50,000 of unpaid annual license fees and $4,877 of unpaid reimbursable patent maintenance costs.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

The fair value of new option award during the year ended December 31, 2023, above is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions at the measurement date(s):

Measurement date
Dividend yield	0%
Expected volatility	229.85%~231%
Risk-free interest rate	4.34%
Expected life (years)	3
Stock Price	$0.298 ~ 0.40
Exercise Price	$0.50 ~ 2.00

The following table is the recognized compensation in respect of the above stock option compensation, which amounts have been allocated as below:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2024	2023	2024	2023

Research and development expenses	$28,798	$378,678	$142,396	$378,678
General and administrative expenses	2,111	41,113	11,406	41,113
Total	$30,909	$419,791	$153,802	$419,791

As of September 30, 2024, and December 31, 2023, total unrecognized compensation remaining to be recognized in future periods totaled $67,114 and $220,916, respectively.  Details of outstanding options for employees, professors, scientific advisors and business advisors at September 30, 2024 are below:

	Grant date	Vested	Unvested	Exercise price	Expiry
Scientific Advisors	12/10/20	100,000	-	$2.00	12/10/25
	12//22/21	325,000	-	$2.00	12/22/26
	12/22/22	325,000	-	$2.00	12/22/27
	07/17/23	50,000	-	$0.50	07/17/26
	07/17/23	50,000	-	$0.50	07/17/27
	071723		50,000	$0.50	07/17/28
	07/17/23	50,000	-	$0.50	07/17/26
	07/17/23	50,000	-	$0.50	07/17/27
	07/17/23		50,000	$0.50	07/17/28

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Note 9 – Stock Plan (continued)

2016 Stock Option and Stock Award (cont’d)

(a) Stock Options granted to Science Advisors, Business Advisors, Professors and employees (cont’d)

	Grant date	Vested	Unvested	Exercise price	Expiry	Grant date
Business Advisors	07/17/23	16,667	-		$1.00	07/17/26
	07/17/23	16,667	-		$1.00	07/17/27
	07/17/23		16,666		$1.00	07/17/28
	07/17/23	16,667	-		$1.00	07/17/26
	07/17/23	16,667	-		$1.00	07/17/27
	07/17/23		16,666		$1.00	07/17/28

Professors	07/17/23	133,334	-		$1.00	07/17/26
	07/17/23	133,333	-		$1.00	07/17/27
	07/17/23		133,333		$1.00	07/17/28
	07/17/23	133,334	-		$1.00	07/17/26
	07/17/23	133,333	-		$1.00	07/17/27
	07/17/23		133,333		$1.00	07/17/28

Professors	10/01/23	50,000	-		$2.00	10/01/28

Professors	10/01/23	33,334	-		$0.50	10/01/26
	10/01/23		33,333		$0.50	10/01/27
	10/01/23		33,333		$0.50	10/01/28

Professors	11/01/23	16,667	-		$2.00	11/01/26
	11/01/23		16,667		$2.00	11/01/27
	11/01/23		16,666		$2.00	11/01/28

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

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

Note 9 – Stock Plan (continued)

2016 Stock Option and Stock Award (cont’d)

(b) Stock Options granted to Officers: (cont’d)

Following are the details of stock options granted to our officers at September 30, 2024:

Name	Grant date	Exercisable	Exercise price	Expiry
Jonah Meer	12/17/19	325,000	$2.00	12/17/24
	12/10/20	325,000	$2.00	12/10/25
	12/22/21	325,000	$2.00	12/22/26
	12/22/22	325,000	$2.00	12/22/27

Ido Merfeld	12/17/19	325,000	$2.00	12/17/24
	12/10/20	325,000	$2.00	12/10/25
	12/22/21	325,000	$2.00	12/22/26
	12/22/22	325,000	$2.00	12/22/27

 As of September 30, 2024, and December 31, 2023 there was no unrecognized compensation with respect to the aforementioned stock options remaining to be recognized in future periods.

A summary of the activity for the Company’s stock options at September 30, 2024 and September 30, 2023, is as follows:

	September 30, 2024			September 30, 2023
		Weighted Average Exercise	Weighted Average Remaining Contractual Life		Weighted Average Exercise	Weighted Average Remaining Contractual Life
	Shares	Price	(in years)	Shares	Price	(in years)
Outstanding, beginning of period	4,783,333	$1.69	2.91	4,328,332	$2	3.03
Granted	-	$-	-	1,200,000	$0.88	-
Exercised	-	$-	-	-	$-	-
Canceled/forfeited	(33,333)	$2	-	(50,000)	$2	-
Outstanding, end of period	4,750,000	$1.68	2.18	5,478,332	$1.75	2.64
Options exercisable, end of period	4,250,003	$1.78	1.91	4,678,334	$1.90	2.35
Weighted average fair value of options granted		$1.68			$1.75

QRONS INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

There were 2,000 shares of Series A Preferred Stock issued and outstanding as of September 30, 2024, and December 31, 2023.

Common Stock

There were 13,949,789 and 13,649,789 shares of common stock issued and outstanding as of September 30, 2024, and December 31, 2023.

In June 2024, the Company issued 300,000 shares of its common stock to Quick Capital LLC with a value of $55,644 related to a loan amendment (Note 5).

In June 2023, the Company issued 150,000 shares of its common stock to Quick Capital LLC with a value of $52,500 related to a loan amendment (Note 5).

Common Stock Purchase Warrants

As of September 30, 2024, and December 31, 2023, the following common stock purchase warrants were outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2022	295,000	$1.00
Granted	-	-
Canceled/forfeited	-	-
Exercised	-	-
Outstanding – December 31, 2023	295,000	1.00
Granted	-	-
Canceled/forfeited	-	-
Exercised	-	-
Outstanding – September 30, 2024	295,000	$1.00

On June 15, 2021, the Company granted a convertible noteholder a warrant to purchase 115,000 shares of common stock at an exercise price of $1.00, subject to adjustments for full ratchet resets for dilutive issuances at lower prices. (See Note 4(2) above.)

Note 11 – Subsequent Events

On October 16, 2024 the Company entered into a Term Sheet (the “Agreement”) with First Person Ltd. (“FP”), a privately held Alberta, Canada corporation.

Under the Agreement FP will enter into a reverse triangular merger with Qrons and a newly formed wholly-owned acquisition subsidiary of Qrons (the “Merger Sub”), which merger (the “Merger”) shall qualify as a tax-free reorganization under the U.S. Internal Revenue Code, and pursuant to which all of the outstanding capital stock of FP will be exchanged for shares of Qrons common stock (“Common Stock”); Merger Sub will merge with and into FP, and FP will survive the Merger and become a wholly owned subsidiary of Qrons.  The definitive agreement (the “Merger Agreement”) shall contain certain customary provisions including necessary board, shareholder and other required consents upon completion of satisfactory due diligence by each of FP and Qrons.

Immediately prior to the Merger it is anticipated that Qrons shall not have any liabilities, contingent or otherwise, including but not limited to notes payable (other than an existing $216,000 convertible promissory note payable plus accrued interest to Quick Capital, LLC) and accounts payable, except as set forth in the Merger Agreement (which shall not exceed $100,000 in the aggregate.) Further it is contemplated that after arranging for elimination of its convertible debt (excluding the aforementioned Quick Capital LLC note), conversion of debts, conversion of loans and advances into common stock, and any other share issuances pre-Merger it is estimated Qrons will have approximately 18 million shares outstanding.

In consideration for the Merger, the stockholders (and holders of stock equivalents) of FP will receive, in exchange for all of their outstanding shares of capital stock of FP on a fully diluted basis (including all outstanding preferred stock and convertible notes on an as-converted basis, and any outstanding warrants, an aggregate of 80.51% restricted shares of Qrons’ common Stock pro rata. The Qrons Holders immediately prior to the Merger after giving effect to conversion, compromises of debt, warrant or stock option exercises, if any, or other pre-Merger issuance of shares will retain in the aggregate, 14.5% of the outstanding shares of Qrons common stock with anti-dilution protection, the precise terms of such anti-dilution protection to be reflected in the Merger Agreement. Venture Group LLC shall hold an aggregate of 4.99% restricted common shares.

Upon the closing of the Merger, Qrons shall have an authorized capitalization of 200,000,000 shares of Common Stock and 10,000 Series A Preferred stock. On the Closing Date, all of the current officers and directors of Qrons shall resign and, simultaneously therewith, (a) the new Board of Directors shall be appointed as designated by FP; and (b) such officers shall be appointed as shall be determined by FP.

The anticipated closing date for the Merger (the “Closing Date”) will be on or before December 16, 2024. Qrons and FP shall publish a press release upon Closing, the contents of which will be subject to prior approval of both parties.

From and after the date of the execution of the Agreement (the “Execution Date”) through and including December 16, 2024 (the “Exclusivity Period”),  FP and Qrons each hereby covenants and agrees that it will not during the Exclusivity Period enter into any public offering, financing, reverse merger or similar type of going-public transaction, divestiture, other than the Merger as set forth in the Agreement, except for (i) agreements in the ordinary course of business, and (ii) transactions in furtherance of the completion of this transaction. Either FP or Qrons shall have the right, upon prior written notice to the other party hereto, to terminate its obligations hereunder at any time if the results of its due diligence inquiry are unsatisfactory to in their sole discretion, and in such event, neither party shall have any liability or obligation to the other party. The obligations of the parties to each other under the Agreement shall terminate upon the first to occur of (i) the expiration of the Exclusivity Period, (ii) by mutual agreement or (iii) the execution and delivery of a Merger Agreement among FP and Qrons and the Merger Sub.

First Person Ltd.(“FP”) is focused on optimizing cognitive performance by pioneering the next wave of consumer products, innovating at the ingredient level, enabling seamless adoption and integration into major consumer markets. With a layered and diversified brand and product platform FP is focused on multiple protectable and scalable growth opportunities in large existing and emerging high-growth markets. FP creates, curates and innovates better ingredients that translate into disruptive consumer products. https://www.firstpersongroup.com/

On October 28, 2024, the Company issued a notice of termination under paragraph 12 of a License Agreement Term Sheet (the “Agreement”) originally entered into July 17, 2023 with Professors Benjamin Sredni and Michael Albeck (the “Professors”) and Dr. Ido Merfeld (“Merfeld), the Company’s President and co-Founder.  Further the Company noticed certain advisory board members including Adv. Avichai Isachar and Adv. Hananel Levy that memberships in the Scientific Advisory and/or Business Advisory Boards were concurrently terminated.

On October 28, 2024 the Company notified Ariel Scientific Innovations Ltd. of an Exit Event as defined under a Royalty and License Fee Sharing Agreement (the “Royalty Agreement”) dated November 30, 2019, which replaced a research and funding agreement originally dated December 14, 2016, as amended by addendum #1 effective December 13, 2017. As a result of an agreement between the Company and FP discussed above, whereunder the parties agreed to enter into a merger agreement, pursuant to Paragraph 2 of the Royalty Agreement, Qrons issued to Ariel University 3% of its issued and outstanding shares as the of notice date or 418,494 shares. The issuance of the shares and the Merger terminates Qrons’ obligations under the Royalty Agreement, thus terminating the Royalty Agreement.

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

The Tellurium Research will be allowed to expand to include other indications as progress warrants and agreed by the parties. The Professors and Merfeld as co-inventors will enter into a new patent filing for treating sepsis with certain Tellurium based compounds independently and in combination with Cyclodextrins, to be known as the “New Patent”. The New Patent will be assigned to Qrons, subject to Qrons’ rights under the Agreement.

We have not generated any revenue from the sale of products.

Results of Operations

Three Months Ended September 30, 2024 and September 30, 2023

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future.

Net Loss

We reported a net loss of $63,298 in the three months ended September 30, 2024, as compared to a net loss of $529,667 in the three months ended September 30, 2023 as follows:

	Three Months ended
	September 30,
	2024	2023

Net sales	$-	$-

Operating expenses:
Research and development expenses	24,448	378,678
Professional fees	15,397	9,647
General and administrative expenses	18,322	51,230
Total operating expenses	58,167	439,555

Income (loss) from operations	(58,167)	(439,555)

Other income (expense)
Loss on extinguishment of debt	-	-
Interest expense	(7,519)	(14,201)
Change in fair market value of derivative liabilities	2,388	(75,911)
Total other income (expense)	(5,131)	(90,112)

Net income (loss)	$(63,298)	$(529,667)

Operating Expenses

Total operating expenses for the three months ended September 30, 2024, were $58,167 compared to total operating expenses of $439,555 for the three months ended September 30, 2023. The substantial decrease in operating expenses during the three months ended September 30, 2024, is primarily due to a decrease in research and development expenses period over period mainly as a result of a reduction in the expense recorded related to amortization of stock-based compensation in the form of option grants during the three months ended September 30, 2024 of only $28,798, compared to $378,678 in the prior comparative three months ended September 30, 2023. Total research and development expenses in the three months ended September 30, 2024 were further reduced by a credit from a vendor on previously invoiced expenses of $4,350, reducing overall research and development expenses in the three months ended September 30, 2024 to $24,448. During the three months ended September 30, 2024, professional fees increased slightly to $15,397 from $9,647 in the three months ended September 30, 2023, mainly related to an increase in accounting fees to $12,345 in the three months ended September 30, 2024 from $4,450 in the three months ended September 30, 2023, offset by a slight decrease in legal fees and other professional fees during the three months ended September 30, 2024.  The Company also recorded a decrease to general and administrative expenses in the comparative three-month periods from $51,230 in the three months ended September 30, 2023, to $18,322 in the three months ended September 30, 2024, mainly due to a reduction in the amortization of expense related to stock options granted to consultants from $31,818 in the three months ended September 30, 2023 to only $2,111 in the three months ended September 30, 2024.

Other Income (Expense)

Other expense in the three months ended September 30, 2024 of $5,131 included interest expense of $7,519 related to accrued interest on convertible notes payable, offset by a gain of $2,388 as a result of the change in fair market value of derivative liabilities. Other expense in the three months ended September 30, 2023, was $90,112, which included a loss of $75,911 as a result of the change in fair market value of derivative liabilities, and interest expense of $14,201 which is comprised of accretion of convertible notes of $7,016, and accrued interest on convertible notes payable of $7,185.

Nine Months Ended September 30, 2024 and September 30, 2023

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future.

Net Loss

We had a net loss of $215,180 in the nine months ended September 30, 2024, compared to $610,871 in the nine months ended September 30, 2023, as follows:

	September 30,
	2024	2023

Net sales	$-	$-

Operating expenses:
Research and development expenses	138,736	375,792
Professional fees	42,078	50,867
General and administrative expenses	42,980	73,256
Total operating expenses	223,794	499,915

Income (loss) from operations	(223,794)	(499,915)

Other income (expense)
Loss on extinguishment of debt	(29,780)	(33,932)
Interest expense	(35,767)	(91,079)
Change in fair market value of derivative liabilities	74,161	14,055
Total other income (expense)	8,614	(110,956)

Net (loss)	$(215,180)	$(610,871)

Operating Expenses

Total operating expenses for the nine months ended September 30, 2024, were $223,794 compared to total operating expenses of $499,915 for the nine months ended September 30, 2023. The substantial decrease in operating expenses during the nine months ended September 30, 2024, is primarily due to a decrease in research and development expenses period over period mainly due to a reduction in the expense recorded related to amortization of stock-based compensation in the form of option grants during the nine months ended September 30, 2024 to $142,396 from stock based compensation in the nine months ended September 30, 2023 valued at $378,678. In each of the three months ended September 30, 2024 and 2023, the Company recorded credits against prior research expenses invoiced by vendors resulting in total research and development expenses in the nine months ended September 30, 2024 and 2023 of $138,736 and $375,792, respectively. During the nine months ended September 30, 2024, professional fees decreased from $50,867 in the nine months ended September 30, 2023, to $42,078 in the nine months ended September 30, 2024. During the nine months ended September 30, 2023, the Company incurred additional legal fees with respect to the negotiation of certain licensing agreements, patent applications, processes and know-how related to AS101 Tellurium based compounds with no comparable expenses in the nine months ended September 30, 2024. During the nine months ended September 30, 2024, there was a decrease in general and administrative expenses from $73,256 in the nine months ended September 30, 2023, to $42,980 in the nine months ended September 30, 2024, mainly due to a reduction in amortization expense recorded with respect to stock options granted to consultants from $41,113 in the nine months ended September 30, 2023 to only $11,406 in the nine months ended September 30, 2024.

Other Income (Expense)

Other income in the nine months ended September 30, 2024, was $8,614 and included a loss on extinguishment of certain debt of $29,780 and interest expense of $35,767, which is comprised of accretion of convertible notes of $14,024 and accrued interest on convertible notes of $21,743, offset by a gain of $74,161 as a result of the change in fair market value of derivative liabilities.

Other expense in the nine months ended September 30, 2023, was $110,956, which included interest expense of $91,079 which is comprised of accretion of convertible notes of $27,789, interest penalties on certain convertible notes of $38,000 and accrued interest on convertible notes payable of $25,290 and a loss on extinguishment of certain debt of $33,932, offset by a gain of $14,055 as a result of the change in fair market value of derivative liabilities.

Operating Activities

Net cash used by operating activities was $59,282 for the nine months ended September 30, 2024, compared to $48,423 for the nine months ended September 30, 2023. Net cash used in operating activities for the nine months ended September 30, 2024 was primarily the result of net loss of $215,180, offset by a non-cash gain related to the change in valuation of derivative liabilities of $74,161, offset by stock based compensation expense related to research and development of $142,396, stock based compensation expense issued for consulting services of $11,406, accretion of debt discount of $14,024, and a loss on extinguishment of debt of $29,780, as well as changes to operating assets and liabilities, including an increase to accounts payable of $2,688 and an increase to accounts payable-related parties of $29,765.

Net cash used in operating activities for the nine months ended September 30, 2023 was primarily the result of net loss of $610,871, offset by non-cash items, including accretion of debt discount of $27,789, noncash interest penalties of $38,000, a loss on the extinguishment of debt of $33,932, and a gain as a result of the change in valuation of  derivative liabilities of $14,055, as well as changes to operating assets and liabilities, including an increase to accounts payable of $18,529 and an increase to accounts payable-related parties of $38,462.

Investing Activities

There were no investing activities during the nine months ended September 30, 2024, and 2023.

Financing Activities

Net cash provided by financing activities was $61,000 for the nine months ended September 30, 2024, compared to $52,500 for the nine months ended September 30, 2023. During the nine months ended September 30, 2024, the Company received $61,000 in proceeds from a related party in the form of unsecured advances. During the nine months ended September 30, 2023, the Company received net proceeds of $52,500 from a related party in the form of unsecured advances.

Liquidity and Capital Resources

As of September 30, 2024, we had cash of $2,138. We are in the early stage of development and have experienced net losses to date and have not generated revenue from operations, which raises substantial doubt about our ability to continue as a going concern. There are a number of conditions that we must satisfy before we will be able to commercialize potential products and generate revenue, including successful development of product candidates, which includes clinical trials, FDA approval, demonstration of effectiveness sufficient to generate commercial orders by customers, establishing production capabilities as well as effective marketing and sales capabilities for our product. We do not currently have sufficient resources to accomplish any of these conditions necessary for us to generate revenue and expect to incur increasing operating expenses. We will require substantial additional funds for operations, the service of debt and to fund our business objectives. There can be no assurance that financing, whether debt or equity, will be available to us in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms favorable to us. If additional funds are raised by the issuance of equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and the issuance of such securities may have rights senior to those of the then existing stockholders. We currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources.

We continue exploring sources of debt and equity financing as well as available grants. We are currently exploring and are in discussions for a potential strategic alliance in the biotechnology field which could advance our MSCs and neurodegenerative research. as well as treat other indications. There can be no assurance that we will reach agreement on this alliance or that the necessary financing will be available to implement the research under the alliance. In such event, we may explore other relationships with other third parties to develop or commercialize products or technologies that we have not previously sought to develop or commercialize, decide to exit our existing business, cease operations altogether or pursue an acquisition of our company. However, without additional financing, we do not believe our resources will be sufficient to meet our operating and capital needs beyond the third quarter of 2024.

Offering

The Company filed a registration statement on Form S-1 with the SEC on January 11, 2022, to offer and sell up to 2,500,000 shares of common stock in a self-underwritten primary offering at a fixed price of $0.70 per share which was declared effective on March 21, 2022. The offering terminated two years from effective date or March 21, 2024, and no shares were sold under the Offering.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. Our report from our independent registered public accounting firm for the fiscal year ended December 31, 2023, includes an explanatory paragraph stating the Company has recurring losses and limited operations which raise substantial doubt about its ability to continue as a going concern.  If the Company is unable to obtain adequate capital, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company and are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of September 30, 2024, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 15, 2024, the Company approved the issuance of 300,000 shares of its common stock to Quick Capital LLC with a value of $55,644 related to a loan amendment (Please refer to Note 5 of the Financial Statements contained in this report). The shares were valued as of the agreement date.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

On October 16, 2024 the Company entered into a Term Sheet (the “Agreement”) with First Person Ltd. (“FP”), a privately held Alberta, Canada corporation.

Under the Agreement FP will enter into a reverse triangular merger with Qrons and a newly formed wholly-owned acquisition subsidiary of Qrons (the “Merger Sub”), which merger (the “Merger”) shall qualify as a tax-free reorganization under the U.S. Internal Revenue Code, and pursuant to which all of the outstanding capital stock of FP will be exchanged for shares of Qrons common stock (“Common Stock”); Merger Sub will merge with and into FP, and FP will survive the Merger and become a wholly owned subsidiary of Qrons.  The definitive agreement (the “Merger Agreement”) shall contain certain customary provisions including necessary board, shareholder and other required consents upon completion of satisfactory due diligence by each of FP and Qrons.

Immediately prior to the Merger it is anticipated that Qrons shall not have any liabilities, contingent or otherwise, including but not limited to notes payable (other than an existing $216,000 convertible promissory note payable plus accrued interest to Quick Capital, LLC) and accounts payable, except as set forth in the Merger Agreement (which shall not exceed $100,000 in the aggregate.) Further it is contemplated that after arranging for elimination of its convertible debt (excluding the aforementioned Quick Capital LLC note), conversion of debts, conversion of loans and advances into common stock, and any other share issuances pre-Merger it is estimated Qrons will have approximately 18 million shares outstanding.

In consideration for the Merger, the stockholders (and holders of stock equivalents) of FP will receive, in exchange for all of their outstanding shares of capital stock of FP on a fully diluted basis (including all outstanding preferred stock and convertible notes on an as-converted basis, and any outstanding warrants, an aggregate of 80.51% restricted shares of Qrons’ common Stock pro rata. The Qrons Holders immediately prior to the Merger after giving effect to conversion, compromises of debt, warrant or stock option exercises, if any, or other pre-Merger issuance of shares will retain in the aggregate, 14.5% of the outstanding shares of Qrons common stock with anti-dilution protection, the precise terms of such anti-dilution protection to be reflected in the Merger Agreement. Venture Group LLC shall hold an aggregate of 4.99% restricted common shares.

Upon the closing of the Merger, Qrons shall have an authorized capitalization of 200,000,000 shares of Common Stock and 10,000 Series A Preferred stock. On the Closing Date, all of the current officers and directors of Qrons shall resign and, simultaneously therewith, (a) the new Board of Directors shall be appointed as designated by FP; and (b) such officers shall be appointed as shall be determined by FP.

The anticipated closing date for the Merger (the “Closing Date”) will be on or before December 16, 2024. Qrons and FP shall publish a press release upon Closing, the contents of which will be subject to prior approval of both parties.

From and after the date of the execution of the Agreement (the “Execution Date”) through and including December 16, 2024 (the “Exclusivity Period”),  FP and Qrons each hereby covenants and agrees that it will not during the Exclusivity Period enter into any public offering, financing, reverse merger or similar type of going-public transaction, divestiture, other than the Merger as set forth in the Agreement, except for (i) agreements in the ordinary course of business, and (ii) transactions in furtherance of the completion of this transaction. Either FP or Qrons shall have the right, upon prior written notice to the other party hereto, to terminate its obligations hereunder at any time if the results of its due diligence inquiry are unsatisfactory to in their sole discretion, and in such event, neither party shall have any liability or obligation to the other party. The obligations of the parties to each other under the Agreement shall terminate upon the first to occur of (i) the expiration of the Exclusivity Period, (ii) by mutual agreement or (iii) the execution and delivery of a Merger Agreement among FP and Qrons and the Merger Sub.

First Person Ltd.(“FP”) is focused on optimizing cognitive performance by pioneering the next wave of consumer products, innovating at the ingredient level, enabling seamless adoption and integration into major consumer markets. With a layered and diversified brand and product platform FP is focused on multiple protectable and scalable growth opportunities in large existing and emerging high-growth markets. FP creates, curates and innovates better ingredients that translate into disruptive consumer products. https://www.firstpersongroup.com/

On October 28, 2024, the Company issued a notice of termination under paragraph 12 of a License Agreement Term Sheet (the “Agreement”) originally entered into July 17, 2023 with Professors Benjamin Sredni and Michael Albeck (the “Professors”) and Dr. Ido Merfeld (“Merfeld), the Company’s President and co-Founder.  Further the Company noticed certain advisory board members including Adv. Avichai Isachar and Adv. Hananel Levy that memberships in the Scientific Advisory and/or Business Advisory Boards were concurrently terminated.

On October 28, 2024 the Company notified Ariel Scientific Innovations Ltd. of an Exit Event as defined under a Royalty and License Fee Sharing Agreement (the “Royalty Agreement”) dated November 30, 2019, which replaced a research and funding agreement originally dated December 14, 2016, as amended by addendum #1 effective December 13, 2017. As a result of an agreement between the Company and FP discussed above, whereunder the parties agreed to enter into a merger agreement, pursuant to Paragraph 2 of the Royalty Agreement, Qrons issued to Ariel University 3% of its issued and outstanding shares as the of notice date or 418,494 shares. The issuance of the shares and the Merger terminates Qrons’ obligations under the Royalty Agreement, thus terminating the Royalty Agreement.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit
10.37	Term Sheet dated October 16, 2024 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2024)
10.38	Termination Notice dated October 28, 2024
10.39	Notice to Ariel Scientific Innovations Ltd. dated October 28, 2024
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

Inline XBRL (Extensible Business Reporting Language). The following materials from this Quarterly Report on Form 10-Q for the period ended September 30, 2024, are formatted in Inline XBRL: (i) condensed balance sheets of Qrons, Inc., (ii) condensed statements of operations of Qrons, Inc., (iii) condensed statements of operations and comprehensive income/(loss) of Qrons, Inc., (iv) condensed statements of changes in equity of Qrons, Inc., (v) consolidated statements of cash flows of Qrons, Inc. and (vi) notes to condensed financial statements of Qrons, Inc. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QRONS INC.

Date: November 8, 2024	By:	/s/ Jonah Meer
Jonah Meer
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

