Form 10-K
period 2024-12-31
Qrons Inc.
filed 2025-04-16
CIK 1689084

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File Number: 000-55800

QRONS INC.
(Exact name of registrant as specified in its charter)

Wyoming	81-3623646
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

611 N. Brand Boulevard, Suite 1300

Glendale, California 91203

(Address of principal executive office)

Registrant’s telephone number, including area code: (587) 577-9261

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $881,363.

As of April 11, 2025, there were 17,914,999 shares of the registrant’s common stock outstanding.

References in this Annual Report on Form 8-K to the “Company”, “us”, “we” and “our” include Qrons Inc., a Wyoming corporation, and First Person Ltd., an Alberta, Canada, corporation, the Company’s wholly-owned subsidiary, including subsidiaries of First Person Ltd., unless otherwise indicated.

In addition, certain other forward-looking statements herein are statements regarding financial and operating performance and results and other statements that are not historical facts. The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast” and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the important risks that could cause actual results to differ materially from those suggested by the forward-looking statements include, among other things: events that deprive the Company of the services of its executive officers; the Company’s ability to increase its product sales; the Company’s ability to obtain needed capital; and other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by applicable law.

PART I

Item 1. Business

History of Our Company

General. The Company was incorporated under the laws of the State of Wyoming on August 22, 2016, as BioLabMart Inc. and changed its corporate name to Qrons Inc. on August 8, 2017. Until the acquisition of First Person, the Company was a biotechnology company dedicated to developing biotech products, treatments and technologies to combat neuronal and infectious diseases with a focus on antibiotic resistant bacteria.

Due to an extended period of limited success, the acquisition of First Person Ltd., an Alberta, Canada, corporation (First Person), was pursued and consummated by the Company, following our Board of Directors’ determining, after its investigation of the First Person opportunity, that the best interests of the Company and its shareholders would be best served by acquiring First Person.

The Company’s Board of Directors has adopted the business plan of First Person. The discussion in this section provides a complete description of the Company following the acquisition of First Person, its business plans, its financial condition and the current status of its business efforts, as a combined enterprise with First Person.

Change in Control. In connection with our acquisition of First Person, there occurred a change in control of our company, whereby our former Directors, Jonah Meer and Ido Merfeld, resigned and Cory Rosenberg, Chris Claussen, Ariel Fainsod, Gail D. Hamilton Azodo and Rosema J. Nemorin were appointed to the Board of Directors. In addition, Jonah Meer and Ido Merfeld each sold 1,000 shares of the Company’s Series A Preferred Stock to Cory Rosenberg, which ownership of all outstanding shares of Series A Preferred Stock provides Mr. Rosenberg voting control of the Company.

Business of First Person

Overview. Founded in 2021, First Person is a cognitive wellness company focused on enhancing mental performance and social well-being through proprietary ingredient innovation and science-backed consumer products and formulations. First Person’s business and operations is conducted through its wholly-owned operating subsidiary, First Person, Inc., a Delaware corporation (“FP, Inc.”).

First Person, Inc. First Person, Inc. (FP, Inc.) develops, markets, and distributes for sale a premium brand of cognitive supplement consumer products. The company is focused on development and commercialization of additional functional wellness products to enhance cognitive and social experiences.

Since its inception in January 2021, FP, Inc. has devoted substantially all of its efforts to business and product development relating to its proprietary functional mushroom extraction process and to the development of its own proprietary formulations of cognitive nutraceutical performance products and ready-to-drink alcohol-free social tonics. We intend to continue to grow our initial product line of four nutraceutical consumer-facing products, as well as launch and growth of our newest ready-to-drink product line that leverages our proprietary lion’s mane extract and co-crystallization technology to enhance potency and bioavailability, remove the taste profile, and enhance water solubility.

Extraction Technology. FP, Inc. has developed a proprietary dual extraction technique for functional mushrooms utilizing ultrasonication and hot water to break down the cellular walls of the mushroom in order to extract the active compounds of interest from the mushroom.

Development of Nutraceutical Consumer Products. FP, Inc. has expended significant resources in developing a direct-to-consumers product line of nutraceutical cognitive supplements which are made of functional mushrooms and other adaptogenic botanicals, and completed a product launch for sale to the public on March 1, 2022. There are four current product offerings, as follows: (i) SunbeamTM, a supplement targeting dopamine, sparking motivation and focus; (ii) Golden HourTM, a supplement targeting oxytocin, sparking connection and joy; and (iii) MoonlightTM, a supplement targeting gamma-aminobutryric acid (GABA), sparking restorative sleep cycles.; and (iv) Crystallized Lion’s Mane, a fully soluble, neutral taste, powdered drink enhancer that incorporates both First Person’s proprietary extraction methods and co-crystallization technology, enhancing energy, mood, and focus. These consumer products do not require FDA approval prior to marketing and distribution, but these consumer products are required to include a disclaimer that they have not been evaluated by the FDA and are not intended to diagnose, treat, cure, or prevent any disease. The microbeads and encapsulation for the supplement pills, and packaging materials for the pill tins and shipping boxes, are all produced by third-party manufacturers. Each of these consumer products is sold directly to consumers through FP, Inc.’s website, www.getfirstperson.com. Customers may either make a one-time purchase or enroll in a subscription services where they receive shipments based on a timeline chosen by the customer (typically monthly).

Development and Expansion into Ready-To-Drink (RTD) Alcohol-Free Functional beverages. Building upon its expertise in cognitive wellness, FP, Inc. is expanding into the RTD beverage market with a first-of-its-kind social tonic. This alcohol-free functional beverage leverages FP, Inc.’s proprietary extract techniques and co-crystallization technology to deliver an uplifting, social-enhancing experience. The product is designed to provide consumers with a sophisticated and effective alternative to traditional alcoholic beverages, aligning with the growing demand for mindful drinking options.

Our Strategy and Competitive Strengths.

Proprietary Ingredient Innovation & Extraction Technology. First Person has developed a proprietary dual-extraction technique for functional mushrooms, utilizing ultrasonication and hot water extraction to maximize bioavailability and efficacy, while also removing the taste profile. This process enhances the potency of active compounds, setting the company apart from standard mushroom extracts in the market and enables a more seamless ingredient integration into ready-to-drink product applications. Additionally, its exclusive Crystallized Lion’s Mane ingredient provides a unique, high-potency formulation that competitors do not currently offer.

FP, Inc. protects its dual extraction technique as a trade secret. The process has resulted in a protectable, proprietary, and scalable end product that is a 100 percent pure mushroom extract, with no fillers or grain residue. Its proprietary extraction method uses hot water in a Ultrasonic Assisted Extraction (UAE) process that utilizes high frequency sound waves to extract compounds from the mushroom fiber. We own all of the UAE equipment, which is housed at our processing partner’s facility, and it is operated by our processing partner’s staff in accordance with our specifications. We do not have a formal agreement with our processing partner, and instead function on an order-by-order basis with pricing established for each order.

Differentiated Consumer Product Portfolio & Brand positioning. The company has strategically positioned itself at the intersection of cognitive wellness and social enhancement, tapping into growing consumer trends such as functional nutrition, alcohol alternatives, and nootropics. The upcoming launch of its social tonic products may provide a first-to-market advantage in the alcohol-free social beverage category, leveraging a novel extraction and co-crystallization manufacturing process to create a good tasting beverage with a social-enhancing effect without alcohol. This may allow First Person to carve out a distinctive niche in both the supplement and beverage industries.

Direct-to-Consumer (DTC) Expertise & Scalable Distribution. First Person has built a high-margin, subscription-based DTC platform, allowing for direct consumer engagement, data-driven marketing, and scalable customer acquisition. With existing fulfillment and logistics capabilities, the company is well-positioned to expand distribution, including omnichannel opportunities in retail and hospitality. The ability to seamlessly integrate new products into this ecosystem may provide a significant advantage in accelerating growth and brand loyalty.

Our brand and product ecosystems are strategically positioned to resonate with forward-thinking consumers who seek to optimize their mental health and cognitive performance. We intend to continue to build and sustain community engagement through high-impact marketing and branding activities, executive communications, and industry recognition. Our team brings a depth of invaluable experience across a diverse range of direct-to-consumer e-commerce and retail businesses, and are experts in areas involving consumer acquisition costs, order frequency, and retention. We anticipate this will lead to detailed and realistic expectations for lifetime value that can inform and drive our decisions around reasonable marketing spend for customer acquisition. We expect future product-line expansion to include innovations in the functional/RTD beverage category (a category that includes nutritional drinks, zero-proof beverages, and energy drinks)

We believe our synergistic strategy and approach to consumer products and ingredient innovation positions us for both near and long-term growth.

Competition

First Person competes most directly with both public and privately held companies that produce related consumer nutraceutical products. Competitors for First Person include public company Laird Superfood, Inc. and numerous private nootropic supplement and functional beverage brands.

We compete in the following markets, based on how we categorize our core products:

•	Cognitive Wellness & Nootropics Market. The demand for cognitive-enhancing supplements is expanding as consumers seek solutions for focus, memory, mood, and mental clarity. First Person’s functional mushroom-based supplements and proprietary ingredient innovations well position the company within the nootropics and brain health supplement industry, which is projected to grow significantly due to increasing consumer awareness and scientific advancements.
•	Functional beverage & Alcohol Alternative Market. The rise of the mindful drinking movement has driven demand for alcohol-free, functional beverages that provide mood-enhancing or relaxation benefits without intoxication or the negative aftereffects of alcohol. First Person’s social tonic competes in the rapidly growing RTD alcohol alternatives space, offering a unique, first-to-market social-enhancing experience that differentiates it from traditional non-alcoholic options.
•	Functional Food & Wellness Ingredients Market. With proprietary extraction technologies and novel ingredient development, First Person is positioned in the functional food and ingredient innovation sector. The company’s Crystallized Lion’s Mane and potential additional future ingredient innovations offers opportunities for expansion into B2B ingredient supply, providing high-potency extracts for third-party food, beverage, and wellness brands.

Intellectual Property

On May 19, 2021, we filed a trademark application with the USPTO for the unregistered mark “First Person” (Application No. 90/722,122). On July 23, 2021, we filed trademark applications with the USPTO for the following three unregistered marks: (i) “Sunbeam” (Application No. 90/845,607); (ii) “Golden Hour” (Application No. 90/845,631); and (iii) “Moonlight” (Application No. 90/845,651). On September 23, 2021, we filed a trademark application with the USPTO for the unregistered mark “First Grown” (Application No. 97/042,249). On October 1, 2021, we filed trademark applications with the USPTO for the unregistered marks “Awaken Your Best Mind” (Application No. 97/056,489) and “Best Mind Ahead of You” (Application No. 97/056,495).

On November 11, 2021, we filed an application for international registration for the mark “First Person”, designating the mark for registration in Australia, Canada, China, the European Union, Japan, and the United Kingdom.

In addition to the intellectual property registrations and applications noted above, FP, Inc. protects its First Person™ process and techniques as a trade secret. There is no registration procedure for trade secrets, and such rights are secured and maintained by making reasonable efforts to preserve the information’s secrecy.

Government Regulation

We are subject to a wide range of governmental regulations and policies. We are required to comply with the regulations and policies promulgated by the USDA, the FDA, the FTC, the Occupational Safety and Health Administration (“OSHA”), and the DEA and corresponding state agencies. In addition, the Federal Communications Commission monitors claims made by companies, particularly with celebrity spokespeople.

USDA National Organic Program and Similar Regulations. We are involved in the sourcing, manufacturing, supplying, processing, marketing, selling, and distribution of organic food products and, as such, are subject to certain organic quality assurance standards. The Organic Foods Production Act mandates that the USDA develop national standards for organically produced agricultural products to assure consumers that those products marketed as organic meet consistent, uniform standards. The Organic Foods Production Act established the NOP, a marketing program housed within the Agricultural Marketing Service of the USDA.

The USDA’s regulations, among other things, set forth the minimum standards producers must meet, and have reviewed by an accredited USDA-certifying agent, in order to label their products “100% organic,” “organic,” or “made with organic ingredients” and display the USDA organic seal. The regulations impose strict standards on the production of organic food products and limit the use of non-organic or synthetic materials in the production of organic foods. Generally, organic food products are produced using:

•	agricultural management practices intended to promote and enhance ecosystem health;
•	no genetically engineered crops, sewage sludge, long-lasting pesticides, herbicides, or fungicides; and
•	food processing practices intended to protect the integrity of the organic product and disallow irradiation, genetically modified organisms, or synthetic preservatives.

After becoming certified, organic operations must retain records concerning the production, harvesting, and handling of agricultural products that are to be sold as organic for a period of five years. Any organic operation found to be in violation of the USDA organic regulations is subject to enforcement actions, which can include financial penalties or suspension or revocation of their organic certificate.

Additionally, our organic products may be subject to various state regulations. Many states have adopted their own organic programs making the state agency responsible for enforcing USDA regulations for organic operations. However, state organic programs may also add more restrictive requirements due to specific environmental conditions or the necessity of production and handling practices in the state.

Sanitary Transportation Rule. The FDA’s regulations governing the Sanitary Transportation of Food for Humans and Animals requires that the parties involved in shipping food take steps to ensure that food is not contaminated or otherwise rendered unsafe during transportation. Steps include ensuring the conveyance is clean and that refrigerated foods are maintained in a refrigerated state. Fully packaged foods that do not require temperature control for safety, such as the foods that we currently produce, are generally exempt from these requirements. These requirements could become applicable to us, however, if we were to change our product line.

Food Labeling Regulations. We are subject to certain requirements relating to food labeling under the FDCA and corresponding FDA regulations as well as the Fair Packaging and Labeling Act, enacted in 1967, and corresponding FTC regulations. Although the FTC and the FDA share jurisdiction over claims made by manufacturers of food products (with the USDA also having jurisdiction over “organic” claims), the FDA retains primary jurisdiction over the labeling of food products whereas the FTC regulates advertising.

The FDA and the FTC require that all food products be labeled to disclose the net contents, the identity of commodity, nutrition information, and the name and place of business of the product’s manufacturer, packer, or distributor. Both agencies also require that any claim on the product be truthful and not misleading.

In 2016, the FDA updated its nutrition labeling rules, which had not been changed since 1993. The updated nutrition labeling rules require manufacturers to, among other things:

•	increase the type size for “calories,” “servings per container,” and the “serving size” declaration, and bolding the number of calories and the “serving size” declaration to highlight this information;
•	declare the actual amount, in addition to percent Daily Value, of vitamin D, calcium, iron, and potassium;
•	include “added sugars,” in grams and as percent Daily Value on the label; and
•	display serving sizes on labels based on amounts of foods and beverages that people are actually eating, not what they should be eating.

All food manufacturers were required to comply with the new rules by January 1, 2021. We believe we are in material compliance with these new food labeling regulations where applicable to our business.

The FDA also has detailed regulations and requirements governing various types of claims about products’ nutritional value and wellness benefits, such as a nutrient content claims, health claims, and structure-function claims. Claims falling under these regulations must be phrased in specific ways to avoid misbranding the food. We believe we are in compliance with applicable FDA claims regulations.

Other state and local statutes and regulations may impose additional food labeling requirements. For instance, the California Safe Drinking Water and Toxic Enforcement Act of 1986 (commonly known as Proposition 65) requires, with a few exceptions, that a specific warning appear on any consumer product sold in California that contains a substance, above certain levels, listed by that state as having been found to cause cancer or birth defects. This law exposes all food and beverage producers to the possibility of having to provide warnings on their products.

Dietary Supplements Pursuant to the FDCA, the FDA regulates the safety, formulation, manufacturing, processing, packaging, labeling, importation, and distribution of dietary supplements (including nutraceuticals). In addition, the FTC has jurisdiction to regulate the promotion and advertising of these products. The FDCA has been amended several times with respect to dietary supplements, in particular by the Dietary Supplement Health and Education Act of 1994 (“DSHEA”). DSHEA established a framework governing the composition, safety, labeling, manufacturing, and marketing of dietary supplements and established new statutory criteria for evaluating the safety of substances. In the process, DSHEA removed dietary supplements from pre-market approval requirements that apply to food additives and pharmaceuticals and established a combination of notification and post-marketing controls for regulating product safety. The FDA does not require notification to market a dietary supplement if it contains only dietary ingredients that were present in the U.S. food supply prior to DSHEA’s enactment on October 15, 1994. However, for a dietary ingredient not present in the food supply prior to this date, the manufacturer must provide the FDA with information supporting the conclusion that the ingredient will reasonably be expected to be safe at least seventy-five days before introducing a new dietary ingredient into interstate commerce.

As required by the FSMA, the FDA issued draft guidance in July 2011, which attempts to clarify when an ingredient will be considered a new dietary ingredient, the evidence needed to document the safety of a new dietary ingredient, and the appropriate methods for establishing the identity of a new dietary ingredient. In particular, the new guidance may cause dietary supplement products available in the market before DSHEA to now be classified to include a “new dietary ingredient” if the dietary supplement product was produced using manufacturing processes different from those used in 1994.

DSHEA also empowered the FDA to establish binding Good Manufacturing Practice regulations governing key aspects of the production of dietary supplements. DSHEA expressly permits dietary supplements to bear statements describing how a product affects the structure, function, and/or general well-being of the body. Although manufacturers must be able to substantiate any such statement, no premarket approval authorization is required for such statements and manufacturers need only notify FDA that they are employing a given claim. No statement may expressly or implicitly represent that a dietary supplement will diagnose, cure, mitigate, treat, or prevent a disease. DSHEA does, however, authorize supplement sellers to provide third-party literature in connection with the sale of a dietary supplement to consumers. This provision is an exception to the FDA’s broad powers over the promotion of regulated products. Accordingly, the authorization is limited and applies only if the publication is printed in its entirety, is not false or misleading, presents a balanced view of the available scientific information and does not promote a particular manufacturer or brand of dietary supplement, and is displayed in an area physically separate from the dietary supplements.

Consumer Protection Regulations. The FTC has the authority to regulate traditional and digital advertising for most types of consumer products, including our product offerings. The FTC has interpreted the Federal Trade Commission Act (the “FTC Act”) to prohibit unfair or deceptive acts or practices in commerce and oversees express and implied claims in advertising as well as certain promotional activities such as the use of social media influencers by advertising companies.

The FTC revised its Guides Concerning the Use of Endorsements and Testimonials in Advertising (the “Guides”), which became effective on December 1, 2009. Although the Guides are not binding, they explain how the FTC interprets Section 5 of the FTC Act’s prohibition on unfair or deceptive acts or practices. Consequently, the FTC could bring a Section 5 enforcement action based on practices that are inconsistent with the Guides. Under the revised Guides, advertisements that feature a consumer and convey his or her atypical experience with a product or service are required to clearly disclose the results that consumers can generally expect. In contrast to the 1980 version of the Guides, which allowed advertisers to describe atypical results in a testimonial as long as they included a disclaimer such as “results not typical,” the revised Guides no longer contain such a safe harbor. The revised Guides also add new examples to illustrate the long-standing principle that “material connections” between advertisers and endorsers (such as payments or free products), connections that consumers might not expect, must be disclosed.

To the extent we may rely on endorsements or testimonials, we will review any relevant relationships for compliance with the Guides and we will otherwise endeavor to follow legal standards applicable to advertising. Our marketing, advertising, and promotional activities for our consumer products must adhere to the FTC Act’s requirement for truthful, non-misleading, and adequately substantiated claims. If our advertising does not comply with FTC and similar state requirements, we could become subject to an investigation by the FTC or a consent decree, which could have a material adverse impact on our business and reputation.

Employees and Human Capital Resources

As of the date of this Annual Report, we had no full-time Canadian employee at First Person Ltd., one full-time U.S. employee at FP, Inc., and no employees at TruMed.

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

Risks from Cybersecurity Threats. We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing during the financial year ended December 31, 2024.

Governance. Our board of directors, also acting as our audit committee, is responsible for monitoring and assessing strategic risk exposure. Our board of directors administers its cybersecurity risk oversight function directly as a whole. Our CEO is responsible for assessing and managing our material risks from cybersecurity threats and conducts this assessment on a regular basis, or at least once per year.

Item 2. Properties

The Company’s principal executive office is located at 611 N. Brand Boulevard, Suite 1300, Glendale, California 91203, for which we pay a monthly rental of $100. We believe that this space is adequate for our current needs.

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

The last reported sales price of our common stock on the OTCQB on April 11, 2025, was $0.15.

Holders

As of April 11, 2025, there were 95 stockholders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of December 31, 2024:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders (1)(2)	-	$-	-

_____________

(1) On December 14, 2016, the Board adopted the Plan as described in Item 10 of this Annual Report on Form 10-K. 10,000,000 shares are reserved for issuance under the Plan.

(2) Effective December 31, 2024, all outstanding options, including vested options, were cancelled.

Recent Sales of Unregistered Securities

Except as set forth below, there were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the Company.

Effective December 31, 2024, a total of 3,043,716 shares were issued to affiliates of the Company in payment of a total of $1,086,316 of indebtedness, as follows:

Name of Debtholder	Amount of Indebtedness Paid With Shares	Number of Shares of Common Stock Issued in Payment of Indebtedness
Jonah Meer(1)	$646,421	2,367,487 shares
Ido Merfeld(2)	$88,765	325,099 shares
Decagon LLC, d/b/a CubeSquare LLC(3)	$351,130	351,130 shares

(1)	Mr. Meer is the Company’s former Chief Executive Officer and Director.
(2)	Mr. Merfeld is the Company’s former President and Director.
(3)	This entity is managed by Mr. Meer and of which Mr. Merfeld is a member. Together, Messrs. Meer and Merfeld own 50% of the profit and loss interest in this entity.

Effective December 31, 2024, the Company issued 100,000 shares of its common stock to Pavel Hilman, an advisory board member, which shares were valued at $0.173 per share, or $17,300, in the aggregate.

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

Basis of Presentation

The discussion below, as well as the financial statements beginning on page F-1, do not reflect the Company’s acquisition of First Person Ltd., which occurred subsequent to December 31, 2024. The impact of such acquisition will be reflected in the financial results of the Company for reporting periods beginning March 31, 2025. Such information is not indicative of future financial results of the Company.

Plan of Operation

First Person, Inc. (FP, Inc.) develops, markets, and distributes for sale a premium brand of cognitive supplement consumer products. The company is focused on development and commercialization of additional functional wellness products to enhance cognitive and social experiences.

Since its inception in January 2021, FP, Inc. has devoted substantially all of its efforts to business and product development relating to its proprietary functional mushroom extraction process and to the development of its own proprietary formulations of cognitive nutraceutical performance products and ready-to-drink alcohol-free social tonics. We intend to continue to grow our initial product line of four nutraceutical consumer-facing products, as well as launch and growth of our newest ready-to-drink product line that leverages our proprietary lion’s mane extract and co-crystallization technology to enhance potency and bioavailability, remove the taste profile, and enhance water solubility.

Extraction Technology. FP, Inc. has developed a proprietary dual extraction technique for functional mushrooms utilizing ultrasonication and hot water to break down the cellular walls of the mushroom in order to extract the active compounds of interest from the mushroom.

Development of Nutraceutical Consumer Products. FP, Inc. has expended significant resources in developing a direct-to-consumers product line of nutraceutical cognitive supplements which are made of functional mushrooms and other adaptogenic botanicals, and completed a product launch for sale to the public on March 1, 2022. There are four current product offerings, as follows: (i) SunbeamTM, a supplement targeting dopamine, sparking motivation and focus; (ii) Golden HourTM, a supplement targeting oxytocin, sparking connection and joy; and (iii) MoonlightTM, a supplement targeting gamma-aminobutryric acid (GABA), sparking restorative sleep cycles.; and (iv) Crystallized Lion’s Mane, a fully soluble, neutral taste, powdered drink enhancer that incorporates both First Person’s proprietary extraction methods and co-crystallization technology, enhancing energy, mood, and focus. These consumer products do not require FDA approval prior to marketing and distribution, but these consumer products are required to include a disclaimer that they have not been evaluated by the FDA and are not intended to diagnose, treat, cure, or prevent any disease. The microbeads and encapsulation for the supplement pills, and packaging materials for the pill tins and shipping boxes, are all produced by third-party manufacturers. Each of these consumer products is sold directly to consumers through FP, Inc.’s website, www.getfirstperson.com. Customers may either make a one-time purchase or enroll in a subscription services where they receive shipments based on a timeline chosen by the customer (typically monthly).

Development and Expansion into Ready-To-Drink (RTD) Alcohol-Free Functional beverages. Building upon its expertise in cognitive wellness, FP, Inc. is expanding into the RTD beverage market with a first-of-its-kind social tonic. This alcohol-free functional beverage leverages FP, Inc.’s proprietary extract techniques and co-crystallization technology to deliver an uplifting, social-enhancing experience. The product is designed to provide consumers with a sophisticated and effective alternative to traditional alcoholic beverages, aligning with the growing demand for mindful drinking options.

Results of Operations

Revenue

The Company did not generate any revenue through December 31, 2024. However, the Company will report revenues for reporting periods after December 31, 2024, due to the January 2025 acquisition of First Person.

Operating Expenses

For the years ended December 31, 2024 and 2023, we had the following operating expenses:

	For the Year Ended December 31,
	2024	2023
Operating expenses:
Research and development expenses	$222,363	$462,459
Professional fees	69,153	70,946
General and administrative expenses	52,960	110,272
Total operating expenses	$344,476	$643,677

Total operating expenses for the year ended December 31, 2024, were $344,476 as compared to $643,677 for the year ended December 31, 2023.

During the year ended December 31, 2024, the Company incurred $222,363 of research and development expenses, which included service fees related to certain research and development agreements of $226,023, software fees of $690, and a reversal of previously accrued technology licensing fees of $4,350.

During the year ended December 31, 2023, the Company incurred $462,459 of research and development expenses, which included service fees related to certain research and development agreements of $465,345, software fees of $4,877, a refund of previously accrued technology licensing fees of $8,333 and purchases of expendable lab supplies and equipment of $570.

The Company incurred general and administrative expenses of $52,960 for the year ended December 31, 2024, compared to general and administrative expenses of $110,272 for the year ended December 31, 2023. The decrease in general and administrative expense for the year ended December 31, 2024, was primarily due to a reduction in stock based compensation charges in the current fiscal year from $62,491(2024) to $11,406.

Professional fees were $69,153 for the year ended December 31, 2024, compared to professional fees of $70,946 for the year ended December 31, 2023.

Other Income (Expense)

Other income was $288,379 for the year ended December 31, 2024, which included $287,602 in gain on extinguishment of debt – related party, change in derivative liabilities of $89,948, which was offset by a loss on extinguishment of debt of $29,780 and interest expense of $59,391.

Other expense was $145,670 for the year ended December 31, 2023, which included a loss of $6,149 as a result of the change in value of derivative liabilities, a loss upon extinguishment of debt of $33,932 and interest expense of $105,589, which is comprised of accretion of convertible notes of $35,091, financing costs of $38,000 and interest on convertible notes of $32,498.

Net Loss

We had a net loss of $56,097 for the year ended December 31, 2024. compared to a net loss of $789,347 for the year ended December 31, 2023. The decrease in net loss for the current year end is primarily due to a decrease in general and administrative expenses and a decrease in research and development expenses.

Statements of Cash Flows

The following table summarizes our cash flows for the periods presented:

	For the Year Ended December 31,
	2024	2023
Net cash used by operating activities	$(61,761)	$(68,649)
Net cash provided from (used by) investing activities	-	-
Net cash provided from financing activities	62,000	66,000
Decrease in cash and cash equivalents	$239	$(2,649)

Overall, during the year ended December 31, 2024, we increased cash by $239, compared to the year ended December 31, 2024, where we used cash of $2,649.

Cash Used in Operating Activities

Cash used in operating activities for the year ended December 31, 2024, was $61,761, compared to $68,649 used for the year ended December 31, 2023.

Cash used in operating activities for the year ended December 31, 2024, was the result of a net loss of $56,097, offset by non-cash items including compensation in the form of stock options for research and development of $142,396, stock options granted for consulting services of $11,406, stock issued for research and development expense of $65,327, stock award for research and development expense of $18,300, loss on debt extinguishment of 29,780, non-cash interest expense of $16,104 and accretion of debt discount of $14,024, offset by gain on debt extinguishment – related parties of $287,602, change in derivative liabilities of $89,948 increases to our operating assets and liabilities of $74,549.

Cash used in operating activities for the year ended December 31, 2023 was the result of net loss of $789,347, offset by non-cash items including compensation in the form of stock options for research and development of $465,345, stock options granted for consulting services of $45,811, stock award of $16,680, loss on debt extinguishment of $33,932, non-cash interest expense of $38,000, accretion of debt discount of $35,091, change in derivative liabilities of $6,149 and increases to our operating assets and liabilities of $1,550.

Cash Provided by Investing Activities

There was no cash provided by investing activities for the years ended December 31, 2024 and 2023, respectively.

Cash Provided by Financing Activities

During the year ended December 31, 2024, financing activities provided cash of $62,000, a result of related party advances for ongoing operations of $162,000 offset by payment on secured loan of $100,000.

During the year ended December 31, 2023, financing activities provided cash of $66,000 as a result of related party advances for ongoing operations.

Liquidity and Capital Resources

As of December 31, 2024, we had cash of $659 and a working capital deficit of $431,699, compared to cash of $420 and a working capital deficit of $1,323,295 as of December 31, 2023. The reduction in our working capital deficit is due primarily to debt forgiveness by related parties.

To maximize the potential benefits of the acquisition of First Person, additional capital is required. We do not currently have sufficient resources to accomplish any of these conditions necessary for us to generate revenue and expect to incur increasing operating expenses. We will require substantial additional funds for operations, the service of debt and to fund our business objectives. There can be no assurance that financing, whether debt or equity, will always be available to us in the amount required at any particular time or for any particular period or, if available, that it can be obtained on terms favorable to us. If additional funds are raised by the issuance of equity securities, such as through the issuance and exercise of warrants, then existing stockholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may be subject to certain limitations in our operations, and issuance of such securities may have rights senior to those of the then existing stockholders. We currently have no agreements, arrangements or understandings with any person or entity to obtain funds through bank loans, lines of credit or any other sources. We continue exploring sources of debt and equity financing, as well as available grants.

There can be no assurance the necessary financing will be available. At present, the Company relies on loans from related parties and third parties to continue operations, which raises substantial doubt about our ability to continue as a going concern.

Recent Financing. Since the acquisition of First Person in January 2025, we have obtained a total of $250,000 in loans from four separate lenders, as follows:

•

Quick Capital, LLC. Effective February 20, 2025, the Company entered into a Note Purchase Agreement (the “QC Agreement”) with Quick Capital, LLC (“Quick Capital”), pursuant to which the Company issued a $55,555.56 secured convertible promissory note (the “QC Note”) in consideration of a $50,000 loan (representing OID of $5,555.56). The QC Note bears interest at 12% per annum, is due nine months from its issue date and is convertible at any time, and from time to time, on or after the earlier of (a) 180th day following the issue date of the QC Note (applicable conversion price: $0.02) and (b) the date of “qualification” of the Company’s first-filed Offering Statement on Form 1-A (applicable conversion price: fixed offering price stated in qualified Offering Statement on Form 1-A). As further consideration for Quick Capital’s entering into the QC Agreement, the Company issued 315, 000 shares of common stock (the “QC Commitment Shares”) as a commitment fee and a warrant (the “QC Warrant”) to purchase 1,111,111 shares of common stock at an exercise price of $0.05 per share, subject to equitable adjustments, which warrant is redeemable by the Company at $0.0001 per share, after 20 business days’ written notice, if the price of the Company’s common stock closes above $0.25 for 20 consecutive trading days.

•	Cory Rosenberg. Effective February 24, 2025, the Company entered into a Note Purchase Agreement (the “Rosenberg Agreement”) with Cory Rosenberg, the sole executive officer and a director of the Company (“Rosenberg”), pursuant to which the Company issued a $55,555.56 secured convertible promissory note (the “Rosenberg Note”) in consideration of a $50,000 loan (representing OID of $5,555.56). The Rosenberg Note bears interest at 12% per annum, is due nine months from its issue date and is convertible at any time, and from time to time, on or after the earlier of (a) 180th day following the issue date of the Rosenberg Note (applicable conversion price: $0.02) and (b) the date of “qualification” of the Company’s first-filed Offering Statement on Form 1-A (applicable conversion price: fixed offering price stated in qualified Offering Statement on Form 1-A). As further consideration for Rosenberg’s entering into the Rosenberg Agreement, the Company issued 315, 000 shares of common stock (the “Rosenberg Commitment Shares”) as a commitment fee and a warrant (the “Rosenberg Warrant”) to purchase 1,111,111 shares of common stock at an exercise price of $0.05 per share, subject to equitable adjustments, which warrant is redeemable by the Company at $0.0001 per share, after 20 business days’ written notice, if the price of the Company’s common stock closes above $0.25 for 20 consecutive trading days.

•	BC Funds, LLC. Effective February 25, 2025, the Company entered into a Note Purchase Agreement (the “BC Funds Agreement”) with BC Funds, LLC (“BC Funds”), pursuant to which the Company issued a $55,555.56 secured convertible promissory note (the “BC Funds Note”) in consideration of a $50,000 loan (representing OID of $5,555.56). The BC Funds Note bears interest at 12% per annum, is due nine months from its issue date and is convertible at any time, and from time to time, on or after the earlier of (a) 180th day following the issue date of the BC Funds Note (applicable conversion price: $0.02) and (b) the date of “qualification” of the Company’s first-filed Offering Statement on Form 1-A (applicable conversion price: fixed offering price stated in qualified Offering Statement on Form 1-A). As further consideration for BC Funds’ entering into the BC Funds Agreement, the Company issued 315, 000 shares of common stock (the “BC Funds Commitment Shares”) as a commitment fee and a warrant (the “BC Funds Warrant”) to purchase 1,111,111 shares of common stock at an exercise price of $0.05 per share, subject to equitable adjustments, which warrant is redeemable by the Company at $0.0001 per share, after 20 business days’ written notice, if the price of the Company’s common stock closes above $0.25 for 20 consecutive trading days.

•

Leonite Fund I, LP. Effective April 10, 2025, the Company entered into a Note Purchase Agreement (the “Leonite Agreement”) with Leonite Fund I, LP (“Leonite”), pursuant to which the Company issued a $ 110,000.00 secured convertible promissory note (the “Leonite Note”) in consideration of a $100,000 loan (representing OID of $10,000.00). The Leonite Note bears interest at 12% per annum, is due nine months from its issue date and is convertible at any time, and from time to time, on or after the earlier of (a) 180th day following the issue date of the Leonite Note (applicable conversion price: $0.02) and (b) the date of “qualification” of the Company’s first-filed Offering Statement on Form 1-A (applicable conversion price: fixed offering price stated in qualified Offering Statement on Form 1-A). As further consideration for Leonite’s entering into the Leonite Agreement, the Company issued 630, 000 shares of common stock (the “Leonite Commitment Shares”) as a commitment fee and a warrant (the “Leonite Warrant”) to purchase 2,200,000 shares of common stock at an exercise price of $0.05 per share, subject to equitable adjustments, which warrant is redeemable by the Company at $0.0001 per share, after 20 business days’ written notice, if the price of the Company’s common stock closes above $0.25 for 20 consecutive trading days.

Each of the QC Agreement, the Rosenberg Agreement, the BC Funds Agreement and the Leonite Agreement, contains the following provisions:

•

the QC Commitment Shares, the Rosenberg Commitment Shares, the BC Funds Commitment Shares and the Leonite Commitment Shares, as well as the shares underlying the QC Note, the Rosenberg Note, the BC Funds Note and the Leonite Note and the QC Warrant, the Rosenberg Warrant, the BC Funds Warrant and the Leonite Warrant possess piggy-back registration rights and qualification rights.

•	without prior written consent, the Company is prohibited from entering into variable rate transactions, unless the proceeds from any such transactions are first applied to the full payment of the subject note.

•	during the 12 months following the applicable funding date, the lender has a right, but not the obligation, to purchase up to $100,000 of Company securities in any Regulation A offering or in any other offering conducted by the Company.

•	while any portion of a subject note is outstanding, 50% of funds obtained by the Company shall be applied to a subject note.

•	during the 12 months following the applicable funding date, the applicable lender shall have an absolute right to participate in any proposed funding transaction of the Company.

•	the QC Note, the Rosenberg Note, the BC Funds Note and the Leonite Note are secured by the assets of the Company.

Prior Financing. On June 15, 2021, the Company entered into a note purchase agreement with Quick Capital, LLC (Quick Capital), pursuant to which the Company issued Quick Capital a twelve-month convertible promissory note in the principal amount of $115,000 (the “Note”) for a $100,000 investment, which included an original issuance discount of 10% and a $3,500 credit for Quick Capital’s legal and transaction costs. In connection with the Note issuance, Quick Capital was also issued a five-year warrant (the “Warrant”) to purchase up to an aggregate of 115,000 shares of the Company’s common stock at an exercise price of $1.00 per share (the “Warrant Shares”). If there is no effective registration statement covering the Warrant Shares, Quick Capital may exercise the Warrant on a cashless basis. The Note is convertible into shares of common stock at a conversion price of $0.50 per share. The Note may not be converted, and the Warrant may not be exercised if after giving effect to such conversion or exercise, as the case may be, Quick Capital and its affiliates would beneficially own more than 4.99% of the outstanding common stock of the Company. For twelve months following the issuance of the Quick Note, Quick Capital will have the right of first refusal to participate in future financings proposed to the Company on the same terms and participation rights to purchase up to $115,000 of securities in other offerings. The conversion price of the Note will be reduced if the Company issues common stock or grants derivative securities for consideration at a price less than the conversion price to the amount of the consideration of such dilutive issuance. The Note contains certain restrictive covenants limiting the Company’s ability to make distributions or dividends, repurchase its securities, incur debt, sell assets, make loans, or engage in exchange offers. If an event of default (as described in the Note) occurs, the Note will become immediately due and payable in an amount equal to 150% of the then outstanding principal amount of the Note plus any interest or amounts owing to Quick Capital. Quick Capital is entitled to the same terms of future financings of the Company that are more favorable than the terms of the Quick Note.

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

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, does not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. Our report from our independent registered public accounting firm for the fiscal year ended December 31, 2024, includes an explanatory paragraph stating the Company has recurring losses and limited operations which raise substantial doubt about its ability to continue as a going concern. If the Company is unable to obtain adequate capital. the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 8. Financial Statements and Supplementary Data

Please see our Financial Statements beginning on page F-1 of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

LAO Professionals. On March 29, 2025, the Board of Directors of the Company approved and ratified the dismissal of OLAYINKA OYEBOLA & CO. (“OO & Co.”) as the Company’s independent registered public, effective immediately. The Company has authorized OO & Co. to respond fully to the inquiries of LAO Professionals, the successor auditors.

OO & Co. rendered no report on the Company’s financial statements for any financial period of the Company, and never expressed, orally or in writing, any adverse opinion with respect to the Company’s financial statements.

During the Company’s two most recent fiscal years ended December 31, 2024 and 2023, and the subsequent interim period through March 29, 2025: (i) there were no disagreements between the Company and OO & Co. on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of OO & Co., would have caused it to make reference to the subject matter of the disagreements in connection with its report on the Company’s financial statements; and (ii) there were no “reportable events” (as described in Item 304(a)(1)(v) of Regulation S-K).

On March 29, 2025, the Board of Directors of the Company approved and ratified the appointment of LAO Professionals (“LAO”) as the Company’s new independent registered public accounting firm, effective immediately. During the Company’s two most recent fiscal years ended December 31, 2024 and 2023, and the subsequent interim period through March 29, 2025, neither the Company nor anyone acting on behalf of the Company had consulted LAO regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, nor did LAO provide a written report or oral advice to the Company that LAO concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues; or (ii) any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as described in Item 304(a)(1)(v) of Regulation S-K).

OLAYINKA OYEBOLA & CO. On March 12, 2025, the Board of Directors of the Company approved and ratified the dismissal of Green Growth CPAS (“Green Growth”) as the Company’s independent registered public accounting firm, effective immediately. The Company has authorized Green Growth to respond fully to the inquiries of OLAYINKA OYEBOLA & CO. (OO & Co.), the successor auditors.

Green Growth’s report on the Company’s financial statements for the year ended December 31, 2023, did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that Green Growth’s report for the fiscal year ended December 31, 2023, included an explanatory paragraph indicating that there was substantial doubt about the Company’s ability to continue as a going concern.

During the Company’s most recent fiscal year ended December 31, 2023, and the subsequent interim period through March 24, 2025: (i) there were no disagreements between the Company and Green Growth on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Green Growth, would have caused it to make reference to the subject matter of the disagreements in connection with its report on the Company’s financial statements; and (ii) there were no “reportable events” (as described in Item 304(a)(1)(v) of Regulation S-K), except for the material weakness described in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

On March 12, 2025, the Board of Directors of the Company approved and ratified the appointment of OLAYINKA OYEBOLA & CO. (“OO & Co.”) as the Company’s new independent registered public accounting firm, effective immediately. During the Company’s two most recent fiscal years ended December 31, 2023 and 2022, and the subsequent interim period through March 12, 2025, neither the Company nor anyone acting on behalf of the Company had consulted OO & Co. regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, nor did OO & Co. provide a written report or oral advice to the Company that OO & Co. concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues; or (ii) any matter that was either the subject of a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as described in Item 304(a)(1)(v) of Regulation S-K).

GreenGrowth CPAs. On September 8, 2023, the Company was informed that Pinnacle Accountancy Group of Utah a dba of Heaton & Company, PLLC (“Pinnacle”) had sold a portion of its public company business to GreenGrowth CPAs (“GreenGrowth”).

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of December 31, 2024, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of December 31, 2024, our internal control over financial reporting was not effective.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages and positions of our current board members and executive officers.

Name	Age	Position
Cory Rosenberg	45	Director, Chief Executive Officer, President, Acting Chief Financial Officer and Secretary
Chris L. Claussen	55	Director and Chief Innovation Officer
Ariel Fainsod	45	Director
Gail D. Hamilton Azodo	41	Director
Rosema J. Nemorin	43	Director

Executive Officers

Cory Rosenberg has been Chairman, Chief Executive Officer and President of First Person since January 2021. Prior thereto, Mr. Rosenberg co-founded and led a high-growth premium international fashion and consumer brand, Hook & Albert, in January 2011. He successfully sold the business to a private equity fund in August 2016. Following the sale, Mr. Rosenberg continued as Co-Chief Executive Officer of Hook & Albert and joined the acquiring fund as a Managing Partner, a position he held from August 2016 until September 2019, advising on acquisition and integration strategy and helping build the foundation for an in-house shared services platform, unlocking value for high-growth portfolio brands. In September 2019, Mr. Rosenberg exited to build the framework for First Person. Mr. Rosenberg is a senior executive and seasoned entrepreneur with more than fourteen years of experience building, leading, and growing omni-channel retail and consumer-packaged-goods brands. As a former investment banker, Mr. Rosenberg advised on corporate strategy, mergers and acquisitions, and capital market activities. He received a Bachelor of Arts degree from Union College and a Master of Business Administration degree from the Darden School at the University of Virginia.

Chris L. Claussen has been Chief Innovation Officer of First Person since January 2021. Prior thereto, Mr. Claussen was a partner and project manager of Three Point Group LLC, a company that assists companies with strategic planning, profit improvement, valuation services, and business exit strategies, from February 2016 until January 2021. Mr. Claussen was the co-founder and Director of Operations for Memento Group LLC, a consumer product innovation business, from January 2018 until December 2020. Mr. Claussen has over twenty years of experience in product and business development. During the five years prior to joining the Company, Mr. Claussen focused on innovative product development in the functional foods and medicinal mushrooms space at Cognitive Performance Consultants. He received a Bachelor of Business Administration degree from Oklahoma State University.

Board of Directors

Ariel Fainsod co-founded Lease for U in September 2016, and is Lease for U’s Chief Executive Officer. Lease for U provides a comprehensive strategy for its clients with business activity looking for a viable alternative for the acquisition of their assets and financing of working capital. Prior to founding Lease for U, Mr. Fainsod was the Chief Financial Officer of AN Global in Mexico from 2013 to September 2016. Mr. Fainsod received a Master of Business Administration degree from the Darden School at the University of Virginia and a Bachelor of Science and Master of Science in Electronic Engineering from Universidad Iberomericana, Mexico City.

Gail D. Hamilton Azodo co-founded Sips Coffee Roasters in July 2019. Ms. Hamilton Azodo has been an Adjunct Professor at Florida International University since January 2019. Prior thereto, Ms. Hamilton Azodo was the North America whisky Marketing Manager for Bacardi, USA, from July 2014 until August 2016. Prior to that, Ms. Hamilton Azodo was a Brand Manager at Proctor & Gamble, from July 2011 until July 2014. Ms. Hamilton Azodo received a Master of Business Administration degree from the Darden School at the University of Virginia and her Bachelor of Science and Economics from the University of Florida.

Rosema J. Nemorin co-founded Lendstreet Financial in June 2010, and is Lendstreet Financial’s Chief Executive Officer. Lendstreet Financial is a marketplace lending platform which helps borrowers reduce debt and rebuild their credit. Mr. Nemorin received a Master of Business Administration degree from the Darden School at the University of Virginia and his Bachelor of Science and Sports Management from the University of Florida.

Family Relationships

There are no family relationships between any of the Company’s executive officers and directors.

Employment Agreement – Cory Rosenberg

Effective as of January 1, 2022, FP, Inc., a wholly-owned subsidiary of First Person, entered into an employment agreement with the Company’s now-Chief Executive Officer, Cory J. Rosenberg, which agreement will remain in effect for the foreseeable future. Mr. Rosenberg’s base salary is currently $150,000 per year and is reviewed annually for the purpose of determining increases, if any, based on his performance, the performance of FP, Inc., the then-prevailing salary scales for comparable positions, inflation, and other relevant factors. Mr. Rosenberg is eligible for an annual cash bonus in accordance with the terms of any annual cash bonus incentive plan maintained for FP, Inc.’s key executive officers, as amended from time to time. Mr. Rosenberg is entitled to participate in all employee benefit plans, programs, and arrangements made available generally to FP, Inc.’s senior executives or to other full-time employees on substantially the same basis that such benefits are provided to such senior executives of a similar level or to other full-time employees (including, without limitation profit-sharing, savings, and other retirement plans or programs (e.g., a 401(k) plan), long-term cash incentive plan, program, or arrangement, medical, dental, hospitalization, vision, short-term and long-term disability, and life insurance plans or programs, accidental death and dismemberment protection, travel accident insurance, and any other fringe benefit or employee welfare benefit plans or programs that may be sponsored by FP, Inc. from time-to-time, including any plans or programs that supplement the above-listed types of plans or programs, whether funded or unfunded); provided, however, that Mr. Rosenberg is not eligible to participate in any generally available severance benefit plan, program, or arrangement sponsored or maintained by FP, Inc. Mr. Rosenberg’s employment agreement provides for termination of his employment by either party for any reason upon thirty days’ prior written notice. Mr. Rosenberg’s employment terminates immediately upon his death. If Mr. Rosenberg becomes disabled (as defined in his employment agreement) then FP, Inc. may terminate his employment upon written notice. Mr. Rosenberg may terminate his employment for good reason (as defined in his employment agreement) if (i) not later than ninety days after the occurrence of any act or omission that constitutes good reason, he provides FP, Inc. with a written notice setting forth in reasonable detail the acts or omissions that constitute good reason, (ii) FP, Inc. fails to correct or cure the acts or omissions within thirty days after it receives such written notice, and (iii) Mr. Rosenberg terminates his employment after the expiration of such cure period but not later than sixty days after the expiration of such cure period. Mr. Rosenberg’s employment agreement provides that, upon the occurrence of any act or omission that constitutes cause (as defined in his employment agreement), FP, Inc. may terminate his employment if (i) no fewer than fifteen days prior to the termination date, FP, Inc. provides him with written notice of its intent to consider termination of his employment for cause, including a reasonably detailed description of the acts or omissions that our Board of Directors believes constitute cause; and (ii) Mr. Rosenberg fails to cure the acts or omissions that constitute cause within fifteen days after receiving such notice.

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

Insider Trading Policy

The Company has not yet adopted insider trading policies and procedures. However, prior to the end of the second quarter of 2025, the Board of Directors intends to have adopted insider trading policies governing the purchase, sale and other dispositions of the Company’s securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% percent of our equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Based solely on our review of copies of such reports and representations from the Reporting Persons, we believe that during the fiscal year ended December 31, 2024, the Reporting Persons timely filed all such reports.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board.

Item 11. Executive Compensation.

Summary Compensation Table

The following table provides certain information regarding compensation awarded to, earned by or paid to our Chief Executive Officer and the other executive officer with compensation exceeding $100,000 during fiscal 2024 and 2023 (each a “Named Executive Officer”).

	Fiscal Year			Stock	Option
	Ended	Salary	Bonus	Awards	Awards	All Other	Total
Name and Principal Position	12/31	($)	($)	($)	($)	($)	($)
Jonah Meer,	2024	-	-	-	-	-	-
Former Chief Executive Officer, Chief Financial Officer, Secretary	2023	-	-	-	-	-	-

Ido Merfeld,	2024	-	-	-	-	-	-
Former President	2023	-	-	-	-	-	-

Cory Rosenberg(1) Chief Executive Officer, President, Chief Financial Officer, Secretary	2024 2023	- -	- -	- -	- -	- -	- -

__________

(1) Mr. Rosenberg did not become an officer of the Company until January 30, 2025.

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

Outstanding Equity Awards

During the year ended December 31, 2024 all outstanding stock options, whether vested or unvested were cancelled. There were no outstanding equity awards at December 31, 2024.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2024

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
N/A

Compensation of Directors

During the year ended December 31, 2024, no compensation has been paid to our directors in consideration for their services rendered in their capacities as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information known to the Company relating to the beneficial ownership of shares of the Company’s voting securities, as of the date of this Current Report, by: each person who is known by us to be the beneficial owner of more than 5% of our outstanding voting stock; each director; each named executive officer; and all named executive officers and directors as a group. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned and each stockholder’s address is c/o Qrons Inc., 611 N. Brand Boulevard, Suite 1300, Glendale, California 91203.

Name of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)
Cory Rosenberg	Common Stock	0	0%
	Series A Preferred Stock(3)	2,000	100%
	Series B Preferred Stock(4)	590.040	7.38%

Chris L. Claussen	Common Stock	0	0%
	Series A Preferred Stock	0	0%
	Series B Preferred Stock	272.730	3.41%

Ariel Fainsod	Common Stock	0	0%
	Series A Preferred Stock	0	0%
	Series B Preferred Stock	0	0%

Gail Hamilton Azodo	Common Stock	0	0%
	Series A Preferred Stock	0	0%
	Series B Preferred Stock	0	0%

Rosema Fils Nemorin	Common Stock	0	0%
	Series A Preferred Stock	0	0%
	Series B Preferred Stock	0	0%

All Officers and Directors as a Group (5 persons)	Common Stock	0	0%
	Series A Preferred Stock	2,000	100%
	Series B Preferred Stock	862.770	10.79%

(1)	All indicated shares are owned directly by the named shareholder.

(2)	Based on (a) 17,914,999 shares of common stock, (b) 2,000 shares of Series A Preferred Stock and (c) 8,000 shares of Series B Preferred Stock outstanding as of the date of this Annual Report.

20

(3)

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

Because the Company’s outstanding shares of Series A Preferred Stock possess superior voting rights, which effectively precludes current and future owners of our common stock from influencing any corporate decision, Mr. Rosenberg will, therefore, be able to control the management and affairs of our company, as well as matters requiring the approval by our shareholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, and any other significant corporate transaction.

(4)

Terms of Series B Preferred Stock. Voting Rights: the holders of the Series B Preferred Stock shall, as a class, have rights in all matters requiring shareholder approval to a total of 99,943,448 votes; Dividends: the Series B Preferred Stock shall be treated pari passu with the Company's common stock, except that the dividend on each share of Series B Preferred Stock shall be equal to the amount of the dividend declared and paid on each share of the common stock (the “Common Stock”) of the Company multiplied by the Conversion Rate; Liquidation: the holders of Series B Preferred Stock shall not be entitled to any manner of liquidation preference payment, except that holders of Series B Preferred Stock shall be permitted to exercise immediately their rights to conversion, as set forth herein, in the event the Company determines to liquidate or suffers liquidation by reason of any order by a court of competent jurisdiction; Automatic and Sole Conversion: on the third business day immediately following the Company's having increased the number of authorized shares of Common Stock to no fewer than 500,000,000 shares (the "Automatic Conversion Date"), all then-outstanding shares of Series B Preferred Stock shall, ipso facto, be converted into shares of the Company's Common Stock at the Conversion Rate; Conversion Rate: on the Automatic Conversion Date, the Series B Preferred Stock shall be convertible into Common Stock as the rate of 12,492.931 shares of Common Stock for each one (1) share of Series B Preferred Stock (the "Conversion Rate"); Redemption: the Series B Preferred Stock shall not be subject to redemption by the Company.

Change-in-Control Agreements

The Company does not have any change-in-control agreements with any of its executive officers.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Stock Purchase Agreement

In conjunction with the Merger Agreement, pursuant to a stock purchase agreement (the “Control SPA”) Jonah Meer and Ido Merfeld each sold 1,000 shares of the Company’s Series A Preferred Stock to Cory Rosenberg, for $10.00 and other good and valuable consideration. Mr. Rosenberg’s ownership of all outstanding shares of Series A Preferred Stock provides him voting control of the Company.

Merger Agreement

Pursuant to the Merger Agreement, Cory Rosenberg, the Company’s current Chief Executive Officer and Director, and Chris L. Claussen, the Company’s current Chief Innovation Officer and Director, were issued 584.200 shares and 272.730 shares of the Company’s Series B Convertible Preferred Stock, respectively.

Note Purchase Agreement

Effective February 24, 2025, the Company entered into a Note Purchase Agreement (the “Rosenberg Agreement”) with Cory Rosenberg, the sole executive officer and a director of the Company (“Rosenberg”), pursuant to which the Company issued a $55,555.56 secured convertible promissory note (the “Rosenberg Note”) in consideration of a $50,000 loan (representing OID of $5,555.56). The Rosenberg Note bears interest at 12% per annum, is due nine months from its issue date and is convertible at any time, and from time to time, on or after the earlier of (a) 180th day following the issue date of the Rosenberg Note (applicable conversion price: $0.02) and (b) the date of “qualification” of the Company’s first-filed Offering Statement on Form 1-A (applicable conversion price: fixed offering price stated in qualified Offering Statement on Form 1-A). As further consideration for Rosenberg’s entering into the Rosenberg Agreement, the Company issued 315, 000 shares of common stock (the “Rosenberg Commitment Shares”) as a commitment fee and a warrant (the “Rosenberg Warrant”) to purchase 1,111,111 shares of common stock at an exercise price of $0.05 per share, subject to equitable adjustments, which warrant is redeemable by the Company at $0.0001 per share, after 20 business days’ written notice, if the price of the Company’s common stock closes above $0.25 for 20 consecutive trading days.

Employment Agreement – Cory Rosenberg

Effective as of January 1, 2022, FP, Inc., a wholly-owned subsidiary of First Person, entered into an employment agreement with the Company’s now-Chief Executive Officer, Cory Rosenberg, which agreement will remain in effect for the foreseeable future. Mr. Rosenberg’s base salary is currently $150,000 per year and is reviewed annually for the purpose of determining increases, if any, based on his performance, the performance of FP, Inc., the then-prevailing salary scales for comparable positions, inflation, and other relevant factors. Mr. Rosenberg is eligible for an annual cash bonus in accordance with the terms of any annual cash bonus incentive plan maintained for FP, Inc.’s key executive officers, as amended from time to time. Mr. Rosenberg is entitled to participate in all employee benefit plans, programs, and arrangements made available generally to FP, Inc.’s senior executives or to other full-time employees on substantially the same basis that such benefits are provided to such senior executives of a similar level or to other full-time employees (including, without limitation profit-sharing, savings, and other retirement plans or programs (e.g., a 401(k) plan), long-term cash incentive plan, program, or arrangement, medical, dental, hospitalization, vision, short-term and long-term disability, and life insurance plans or programs, accidental death and dismemberment protection, travel accident insurance, and any other fringe benefit or employee welfare benefit plans or programs that may be sponsored by FP, Inc. from time-to-time, including any plans or programs that supplement the above-listed types of plans or programs, whether funded or unfunded); provided, however, that Mr. Rosenberg is not eligible to participate in any generally available severance benefit plan, program, or arrangement sponsored or maintained by FP, Inc. Mr. Rosenberg’s employment agreement provides for termination of his employment by either party for any reason upon thirty days’ prior written notice. Mr. Rosenberg’s employment terminates immediately upon his death. If Mr. Rosenberg becomes disabled (as defined in his employment agreement) then FP, Inc. may terminate his employment upon written notice. Mr. Rosenberg may terminate his employment for good reason (as defined in his employment agreement) if (i) not later than ninety days after the occurrence of any act or omission that constitutes good reason, he provides FP, Inc. with a written notice setting forth in reasonable detail the acts or omissions that constitute good reason, (ii) FP, Inc. fails to correct or cure the acts or omissions within thirty days after it receives such written notice, and (iii) Mr. Rosenberg terminates his employment after the expiration of such cure period but not later than sixty days after the expiration of such cure period. Mr. Rosenberg’s employment agreement provides that, upon the occurrence of any act or omission that constitutes cause (as defined in his employment agreement), FP, Inc. may terminate his employment if (i) no fewer than fifteen days prior to the termination date, FP, Inc. provides him with written notice of its intent to consider termination of his employment for cause, including a reasonably detailed description of the acts or omissions that our Board of Directors believes constitute cause; and (ii) Mr. Rosenberg fails to cure the acts or omissions that constitute cause within fifteen days after receiving such notice.

Issuances of Common Stock in Payment of Debt

Effective December 31, 2024, a total of 3,043,716 shares were issued to affiliates of the Company in payment of a total of $1,086,316 of indebtedness, as follows:

Name of Debtholder	Amount of Indebtedness Paid With Shares	Number of Shares of Common Stock Issued in Payment of Indebtedness
Jonah Meer(1)	$646,421	2,367,487 shares
Ido Merfeld(2)	$88,765	325,099 shares
Decagon LLC, d/b/a CubeSquare LLC(3)	$351,130	351,130 shares

(1)	Mr. Meer is the Company’s former Chief Executive Officer and Director.
(2)	Mr. Merfeld is the Company’s former President and Director.
(3)	This entity is managed by Mr. Meer and of which Mr. Merfeld is a member. Together, Messrs. Meer and Merfeld own 50% of the profit and loss interest in this entity.

The foregoing issuances of common stock in payment of debt were based on the following:

Demand Loan from related party.

On May 1, 2019, the Company issued a promissory note (the “Note”) to CubeSquare in the principal amount of $50,000. The Company’s Chief Executive Officer is the managing partner and the Company’s President is a 25% owner of CubeSquare. The Note bears interest at the rate of 8% per annum and is due and payable by the Company upon demand from CubeSquare. The Company recorded interest expenses of $3,990 and $4,011 for the years ended December 31, 2024 and 2023, respectively.

On September 27, 2022 the Board and the related party noteholder agreed to cancel two convertible notes issued to Cubesquare and in full satisfaction of such outstanding debt to issue a new 6% promissory note in the principal amount of $35,873, representing the aggregate principal amount of $25,000 and the aggregate amount of any and all accrued interest in the amount of $10,873 as of September 27, 2022. The Company recorded interest expenses of $2,158 and $2,152 for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, the unpaid interest balance in respect of the aforementioned notes was $-0-. As of December 31, 2023, the unpaid interest balance under accounts payable and accrued liabilities – related party in respect of the aforementioned notes was $21,397.

Advances from Related Parties.

A summary of the activity for the funds advanced from related parties to meet shortfalls in the Company’s ongoing operating costs are set out below:

	Jonah Meer	Ido Merfeld	CubeSquare
Balance, December 31, 2022	$277,500	$71,000	$10,000
Additions in period	61,000	5,000	-
Balance, December 31, 2023	338,500	76,000	10,000
Additions in period	151,000	11,000	-
Settled with common stock	(489,500)	(87,000)	(10,000)
Balance, December 31, 2024	$-	$-	$-

Others.

Jonah Meer, the Company’s former Chief Executive Officer and Ido Merfeld, the Company’s former President, settled the Company’s accounts payable as set out below:

Accounts payable and accrued liabilities – related party	Jonah Meer	Ido Merfeld
Balance, December 31, 2022	$26,268	$1,169
Addition	33,860	596
Balance, December 31, 2023	60,128	1,765
Addition	2,099	-
Settled with common stock	(109,944)	(1,765)
Balance, December 31, 2024	$-	$-

Debt Settlement – Related Parties:

On December 31, 2024, the Company issued the following shares of common stock to settle related party debt as summarized below. The Company recorded a gain related to extinguishment of debt as follows:

	Jonah Meer	Ido Merfeld	CubeSquare
Accounts payable and accrued liabilities – related party	$109,944	$1,765	27,545
Balance on credit card	32,975	-	-
Demand loans	-	-	85,873
Advances	489,500	87,000	10,000
Subtotal	632,419	88,765	123,418
Settled by issuance of common stock at fair market value	433,250	59,494	64,256
Gain on settlement	$199,169	$29,271	$59,162

Number of shares of common stock issued	2,367,487	325,099	351,130

Issuance of Common Stock as a Bonus

Effective December 31, 2024, the Company issued 100,000 shares of its common stock to Pavel Hilman, an advisory board member, which shares were valued at $0.173 per share, or $17,300, in the aggregate.

Anti-Dilution Agreement

In connection with the Merger Agreement, effective January 31, 2025, the Company entered into an Anti-Dilution Agreement (the “Anti-Dilution Agreement”) with Jonah Meer (“Meer”), Ido Merfeld (“Merfeld”) and Decagon LLC, d/b/a CubeSquare LLC (“Decagon”), a company in which Meer and Merfeld have a 50% equity interest (Meer, Decagon and Merfeld are referred to as the “Qrons Shareholders”), and First Person Ltd. Meer and Merfeld are former directors of the Company.

Pursuant to the Anti-Dilution Agreement, the Qrons Shareholders are protected from dilution in their respective ownership of Company common stock, as follows:

At any time after January 31, 2025, and continuing for a period that ends 12 months after the date of filing of the Company’s filing of its Annual Report on Form 10-K for the year ended December 31, 2024 (the “Term”), if the Company issues shares of common stock (1) in payment of consulting services to third parties, (2) in payment of compensation to any officer, director, employee or agent of the Company, (3) in payment of any convertible debt instrument issued by the Company in accordance with the terms of any other convertible instrument issued by the Company not associated with a debt or equity funding transaction (each an “True-up Event”), the Company shall issue additional shares of its common stock (the “True-up Shares”) to each of Meer, Decagon and Merfeld.

True-up Shares shall be issued after each True-up Event to each of Meer, Decagon and Merfeld based on their ownership percentages of 5.98%, 0.28% and 4.34%, respectively (such ownership percentages being based on an assumed number of outstanding shares of Company common stock of 124,137,930 shares).

In addition, all shares of Company common stock owned by each of Meer, Decagon and Merfeld, including the True-up Shares, possess piggy-back registration rights, under the Anti-Dilution Agreement.

Insider Transactions Policies and Procedures

The Company does not currently have an insider transaction policy.

Director Independence

Our Board of Directors does not include any independent directors.

Item 14. Principal Accounting Fees and Services.

With respect to the audit of the financial statements of the Company for the years ended December 31, 2024 and 2023, the following changes in the Company’s independent registered auditor occurred:

•	September 8, 2023. On September 8, 2023, the Company was informed that Heaton & Company, PLLC (d/b/a Pinnacle Accountancy Group of Utah) (“Pinnacle”) had sold a portion of its public company business to GreenGrowth CPAs.
•	November 2, 2023. On November 2, 2023, the Company engaged and executed an agreement with GreenGrowth CPAs (“GreenGrowth”) as the Company’s new independent accountant to replace Pinnacle.
•	March 12, 2025. On March 12, 2025, the Company dismissed Green Growth as the Company’s independent registered public accounting firm. Also on March 12, 2025, the Company approved and ratified the appointment of Olayinka Oyebola & Co. (“OO & Co.”) as the Company’s new independent registered public accounting firm.
•	March 29, 2025. On March 29, 2025, the Company dismissed OO & Co. as the Company’s independent registered public accounting firm. Also on March 29, 2025, the Company approved and ratified the appointment of LAO Professionals (“LAO”) as the Company’s new independent registered public accounting firm.

The following tables set forth the fees billed by our independent registered auditor for each of our last two fiscal years for the categories of services indicated.

LAO Professionals

	Year Ended December 31,
Category	2024	2023
Audit Fees (1)	$17,000	$--
Audit Related Fees (2)	$--	$--
Tax Fees (3)	$--	$--
All Other Fees (4)	$--	$--

Olayinka Oyebola & CO.

Year Ended December 31,
Category	2024	2023
Audit Fees (1)	$--	$--
Audit Related Fees (2)	$--	$--
Tax Fees (3)	$--	$--
All Other Fees (4)	$--	$--

GreenGrowth CPAs

	Year Ended December 31,
Category	2024	2023
Audit Fees (1)	$7,172	$7,172
Audit Related Fees (2)	$13,640	$3,320
Tax Fees (3)	$--	$--
All Other Fees (4)	$--	$--

Heaton & Company, PPLC (doing business as Pinnacle Accountancy Group of Utah)

	Year Ended December 31,
Category	2024		2023
Audit Fees (1)		$--	$11,000
Audit Related Fees (2)	$	---	$5,000
Tax Fees (3)		$--	$--
All Other Fees (4)		$--	$--

__________________

(1)

Consists of fees billed for the audit of our annual financial statements, review of our Form 10-K and services that are normally provided by the accountant in connection with year-end statutory and regulatory filings or engagements.

(2)

Consists of fees billed for the review of our quarterly financial statements, review of our forms 10-Q and 8-K and services that are normally provided by the accountant in connection with non-year end statutory and regulatory filings on engagements.

(3)	Consists of professional services rendered by a company aligned with our principal accountant for tax compliance, tax advice and tax planning.
(4)	The services provided by our accountants within this category consisted of advice and other services relating to SEC matters, registration statement review, accounting issues and client conferences.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Exhibit
3.1	Articles of Incorporation of the Company (1)
3.2	Certificate of Designation of Series A Preferred Stock (1)
3.3	Bylaws of the Company (1)
3.4	Amendment to Articles of Incorporation (2)
3.5	Amended Designation of Series A Preferred Stock and Designation of Series B Convertible Preferred Stock (25)
4.1	2016 Stock Option and Stock Award Plan (1)
10.29	Note Purchase Agreement, dated June 15, 2021, between the Company and Quick Capital, LLC (19)
10.30	Common Stock Purchase Warrant, dated June 15, 2021 issued to Quick Capital, LLC (19)
10.31	Convertible Promissory Note, dated June 15, 2021, issued to Quick Capital, LLC (19)
10.32	Fourth Amendment to $15,000 8% Convertible Debenture, dated October 7, 2021 (20)
10.33	Fifth Amendment to $10,000 8% Convertible Debenture, dated October 7, 2021 (20)
10.34	Letter of understanding between QRONS, Inc and Quick Capital, LLC, dated December 7, 2022 (21)
10.35	License Agreement Term Sheet dated July 17, 2023 (22)
10.36	June 15, 2023 Letter Agreement between the Company and Quick Capital LLC (23)
10.37	Term Sheet dated October 16, 2024 (Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2024) (24)
10.38	Termination Notice dated October 28, 2024 (24)
10.39	Notice to Ariel Scientific Innovations Ltd. dated October 28, 2024 (24)
10.40*	Note Purchase Agreement dated February 20, 2025, between the Company and Quick Capital, LLC
10.41*	Note Purchase Agreement dated February 20, 2025, between the Company and Cory Rosenberg
10.42*	Note Purchase Agreement dated February 25, 2025, between the Company and BC Funds, LLC
10.44*	Note Purchase Agreement dated April 10, 2025, between the Company and Leonite Fund I, LP
10.45*	Secured Convertible Promissory Note dated February 20, 2025, $55,555.56 principal amount, in favor of Quick Capital, LLC
10.46*	Secured Convertible Promissory Note dated February 20, 2025, $55,555.56 principal amount, in favor of Cory Rosenberg
10.47*	Secured Convertible Promissory Note dated February 20, 2025, $55,555.56 principal amount, in favor of BC Funds, LLC
10.49*	Secured Convertible Promissory Note dated February 20, 2025, $110,000.00 principal amount, in favor of Leonite Fund I, LP
10.50*	Warrant dated February 20, 2025, issued by the Company to Quick Capital, LLC
10.51*	Warrant dated February 20, 2025, issued by the Company to Cory Rosenberg
10.52*	Warrant dated February 20, 2025, issued by the Company to BC Funds, LLC
10.54*	Warrant dated February 20, 2025, issued by the Company to Leonite Fund I, LP
10.55*	Form of Security Agreement
21.1*	Subsidiaries of the Company
31*	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Chief Financial Officer
32*	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
101*	Interactive Data Files

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

(24) Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 10-Q filed with the SEC on November 8, 2024.

(25) Incorporated by reference to the corresponding exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 21, 2025.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Qrons Inc.

Date: April 16, 2025	By:	/s/ Cory Rosenberg
Cory Rosenberg Chief Executive Officer, Chief Financial Officer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cory Rosenberg	Chief Executive Officer, Chief Financial Officer, Secretary and Director	April 16, 2025
Cory Rosenberg	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Chris Claussen	Chief Innovation Officer and Director	April 16, 2025
Chris Claussen

/s/ Ariel Fainsod	Chief Innovation Officer and Director	April 16, 2025
Ariel Fainsod

/s/ Gail D. Hamilton Azodo	Chief Innovation Officer and Director	April 16, 2025
Gail D. Hamilton Azodo

/s/ Rosema J. Nemorin	Chief Innovation Officer and Director	April 16, 2025
Rosema J. Nemorin

Qrons Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Qrons, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Qrons, Inc. (the ‘Company’) as of December 31, 2024, and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company suffered an accumulated deficit of $10,380,388 and a net loss of $56,097. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 3 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Going Concern Uncertainty

As described in Note 3 to the financial statements, the Company has significant operating losses and a working capital deficiency. The ability of the Company to continue as a going concern is dependent on obtaining additional working capital funding from its officers and sale of equity and/or debt securities to execute its plans and continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The procedures performed to address the matter included.

■	We inquired of executive officers, and key members of management, of the Company regarding factors that would have an impact on the Company’s ability to continue as a going concern,

■	We evaluated management’s plan for addressing the adverse effects of the conditions identified, including assessing the reasonableness of forecasted information and underlying assumptions by comparing to actual results of prior periods and actual results achieved to date, and utilizing our knowledge of the entity, its business and management in considering liquidity needs and the Company’s ability to generate sufficient cash flow,

■	We assessed the possibility of raising additional debt or credit through confirmation with related and third parties of the details of arrangements to provide or maintain financial supports.

■	Inquiry of the Company’s legal counsel about litigation, claims, and assessments.

■	We evaluated the completeness and accuracy of disclosures in the consolidated financial statements.

■	We evaluated management’s judgements and assumptions used to assess the Company’s ability to continue as a going concern

/S/  Lateef Awojobi

LAO PROFESSIONALS

(PCAOB ID 7057)

Lagos, Nigeria

We have served as the Company’s auditor since 2025.

April 14, 2025

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

April 15, 2024
We have served as the Company’s auditor in 2023.
Los Angeles, California
PCAOB ID Number 6580

QRONS INC.

BALANCE SHEETS

	December 31, 2024	December 31, 2023

ASSETS
Current assets
Cash and cash equivalents	$659	$420
Total current assets	659	420

TOTAL ASSETS	$659	$420

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$124,966	$155,357
Accounts payable and accrued liabilities – related party	-	83,291
Demand loans, related party	-	85,873
Advances from related party	-	424,500
Unsecured short-term advances	-	100,000
Convertible notes, net of debt discount	286,000	185,974
Derivative liabilities	21,392	288,720
Total current liabilities	432,358	1,323,715

Long term liabilities
Convertible notes, net of discount	10,000	80,000
Derivative liabilities	3,149	84,998
Total long term liabilities	13,149	164,998

Total liabilities	445,507	1,488,713

Stockholders’ deficit
Series A Preferred stock: $0.001 par value; 10,000 shares authorized; 2,000 shares issued and outstanding	2	2
Common stock, $0.0001 par value: 100,000,000 shares authorized; 17,599,999 and 13,649,789 shares issued and outstanding as of December 31, 2024 and 2023, respectively	1,760	1,365
Additional paid-in capital	9,933,778	8,834,631
Accumulated deficit	(10,380,388)	(10,324,291)
Total stockholders’ deficit	(444,848)	(1,488,293)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$659	$420

The accompanying notes are an integral part of these audited financial statements.

QRONS INC.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2024	2023

Net sales	$-	$-

Operating expenses:
Research and development expenses	222,363	462,459
Professional fees	69,153	70,946
General and administrative expenses	52,960	110,272
Total operating expenses	344,476	643,677

Loss from operations	(344,476)	(643,677)

Other income (expense)
(Loss on) extinguishment of debt	(29,780)	(33,932)
Gain extinguishment of debt, related parties	287,602
Interest expense	(59,391)	(105,589)
Change in derivative liabilities	89,948	(6,149)
Total other income (expense)	288,379	(145,670)

Net loss	$(56,097)	$(789,347)

Net loss per common shares (basic and diluted)	$(0.00)	$(0.06)

Weighted average shares outstanding
(basic and diluted)	13,893,542	13,528,310

The accompanying notes are an integral part of these audited financial statements.

QRONS INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Years ended December 31, 2024 and 2023

					Additional		Total
	Series A Preferred		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	2,000	$2	13,439,789	$1,344	$8,254,316	$(9,534,944)	$(1,279,282)
Issuance of common stock for note amendment			150,000	15	52,485		52,500
Stock award			60,000	6	16,674		16,680
Stock options granted to non-employees as consulting fees					45,811		45,811
Stock options granted to non-employees as research and development costs					465,345		465,345
Net loss for the year						(789,347)	(789,347)
Balance, December 31, 2023	2,000	$2	13,649,789	$1,365	$8,834,631	$(10,324,291)	$(1,488,293)
Derivative liability associated with warrants under convertible note amended					233,365		233,365
Issuance of common stock for note amendment			300,000	30	55,614		55,644
Stock award			100,000	10	18,290		18,300
Stock options granted to non-employees as consulting fees					11,406		11,406
Stock options granted to non-employees as research and development costs					142,396		142,396
Issuance of common stock for debt settlement			3,043,716	304	556,696		557,000
Issuance of common stock as financing fee			88,000	9	16,095		16,104
Warrants exercised associated with License and Research Funding Agreement			418,494	42	65,285		65,327
Net loss for the year						(56,097)	(56,097)
Balance, December 31, 2024	2,000	$2	17,599,999	$1,760	$9,933,778	$(10,380,388)	$(444,848)

The accompanying notes are an integral part of these audited financial statements.

QRONS INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(56,097)	$(789,347)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock options issued for research and development expense	142,396	465,345
Stock options issued for consulting services	11,406	45,811
Stock issued for research and development expense	65,327	-
Stock award for research and development expense	18,300	16,680
Loss on debt extinguishment	29,780	33,932
(Gain) on debt extinguishment, related parties	(287,602)	-
Non cash interest expense	16,104	38,000
Accretion of debt discount	14,024	35,091
Change in derivative liabilities	(89,948)	6,149
Changes in operating assets and liabilities:
Increase accounts payable and accrued liabilities	18,585	39,070
Increase accounts payable and accrued liabilities - related party	55,964	40,620
Net cash used by operating activities	(61,761)	(68,649)

Cash Flows From Investing Activities
Net cash provided from (used by) investing activities	-	-

Cash Flows From Financing Activities
Payment on unsecured loan	(100,000)	-
Proceeds from related party advances	162,000	66,000
Net cash provided from financing activities	62,000	66,000

Decrease in cash and cash equivalents	239	(2,649)

Cash at beginning of year	420	3,069
Cash at end of period	$659	$420

SUPPLEMENTAL DISCLOSURES
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES
Common stock issued under amended note	$55,644	$52,500
Debt discount from amended convertible note	$-	$29,461
Accrued interest payable modified to Note amended	$16,000	$12,000
Derivative liability associated with warrants	$-	$2,012
Derecognition of derivative liability	$233,365	$-

The accompanying notes are an integral part of these audited financial statements.

QRONS INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

Through December 31, 2024 the Company has operated as an innovative biotechnology company dedicated to developing biotech products, treatments and technologies to combat neuronal and infectious diseases with a focus on antibiotic resistant bacteria, which is becoming the most prominent and rapidly growing worldwide cause of illness and death. Our approach is to seek to engage in strategic arrangements with companies, universities and, scientists that are developing unique know how and intellectual properties in the fields of, stem cells, antibiotic resistant drug development and tissue engineering, for deployment in the fight against neuronal and infectious diseases. The Company historically focused on researchers based in Israel, a country which is world-renowned for biotech innovations and where our researchers were based.

On January 15, 2025, Qrons entered into a Plan and Agreement of Merger dated as of January 1, 2025 (the “Merger Agreement”), with First Person Ltd., an Alberta, Canada, corporation (“First Person”), pursuant to which Primary Merger Sub, Inc., a Colorado corporation wholly owned by the Company, will merge (the “Merger”) with and into First Person, with First Person becoming the Company’s wholly-owned subsidiary after the Merger. The Merger closed on January 27, 2025 (Re: Note 12 – Subsequent Events).

In conjunction with the Merger Agreement, Jonah Meer and Ido Merfeld each sold 1,000 shares of the Company’s Series A Preferred Stock to Cory J. Rosenberg, for $10.00 and other good and valuable consideration. Mr. Rosenberg’s ownership of all outstanding shares of Series A Preferred Stock provides him voting control of the Company.

On January 31, 2025, there occurred a change in control of the Company, in conjunction with the acquisition of First Person, as well as a change the Company’s Board of Directors and the Company’s executive officers. Pursuant to the Merger Agreement, Jonah Meer and Ido Merfeld resigned as directors of the Company and Cory Rosenberg, Chris Claussen, Ariel Fainsod, Gail D. Hamilton Azodo and Rosema J. Nemorin were appointed as Directors of the Company.

Also pursuant to the Merger Agreement, Cory Rosenberg was appointed as the Company’s Chief Executive Officer, President, Acting Chief Financial Officer and Secretary; and Chris Claussen was appointed as the Company’s Chief Innovation Officer.

First Person is focused on optimizing cognitive performance by pioneering the next wave of consumer products, innovating at the ingredient level, enabling seamless adoption and integration into major consumer markets. With a layered and diversified brand and product platform First Person is focused on multiple protectable and scalable growth opportunities in large existing and emerging high-growth markets. First Person creates, curates and innovates better ingredients that translate into disruptive consumer products.

The Company’s principal executive office is located at 611 N. Brand Boulevard, suite 1300, Glendale, California 91203.

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

Research and Development Costs: The Company charges research and development costs to expense when incurred in accordance with FASB ASC 730, Research and Development. Research and development costs were $222,363 and $462,459 for the year ended December 31, 2024 and 2023, respectively.

Advertising and Marketing Costs: Advertising and marketing costs are expensed as incurred. The Company incurred no advertising and marketing costs during the fiscal years ended December 31, 2024 and 2023.

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

The following table provides a summary of the fair value of the Company’s derivative liabilities as of December 31, 2024, and December 31, 2023:

	Fair value measurements on a recurring basis
	Level 1	Level 2	Level 3
As of December 31, 2024:
Liabilities
Derivative liabilities	$-	$-	$24,541

As of December 31, 2023:
Liabilities
Derivative liabilities	$-	$-	$373,718

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

The table below reflects the potentially dilutive securities outstanding during each reporting period:

Basic and Diluted Loss Per Share (Cont’d)

	December 31, 2024	December 31, 2023
Research warrants at 3% of issued and outstanding shares	-	409,494
Convertible notes	896,895	846,009
Series A preferred shares	700	700
Stock options vested	-	3,883,336
Stock options not yet vested	-	899,997
Stock purchase warrants	225,000	295,000
Total	1,122,595	6,334,536

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

Note 3 – Going Concern

The Company has experienced net losses to date and has not generated revenues from operations. The Company raised proceeds totaling $162,000 and $66,000 in unsecured advances from related parties during the year ended December 31, 2024 and 2023, respectively. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company’s officers or principal shareholders are committed to making advances or loans to pay for ongoing operational costs. The Company expects it will require additional capital to fully implement the scope of its proposed business operations, which also raises substantial doubt about its ability to continue as a going concern. The Company will have to continue to rely on equity and debt financing, and continued support from its officers and directors. There can be no assurance that financing, whether debt or equity, will be available to the Company in the amount required at any particular time or for any particular period or, if available, that it can be obtained on favorable terms. In addition, if the Company is unable to obtain adequate financing from the capital markets, the Company may be required to reduce the scope, delay, or eliminate some or all of its planned operations.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amount and classification of liabilities that might cause results from this uncertainty.

Note 4 – Convertible Note and Derivative Liabilities

(1) 8% Convertible notes with warrants issued in December 2019 and February 2020

In December 2019, we issued and sold in a private offering 8% convertible notes in the aggregate principal amount of $70,000. Such notes were due on December 31, 2021 and are convertible into shares of our common stock at a conversion price for each share of common stock equal to the lesser of: (a) $0.50; (b) the lowest price at which the Company has converted any convertible security of the Company (to the holder or to any third party) within 30 trading days prior to the date of delivery of the applicable notice of conversion; and (c) so long as lower than (a) or (b), such other price as the Company and the holder may agree. In connection with the 8% convertible note issuance, we issued warrants to purchase an aggregate of 70,000 shares of common stock at an exercise price of $1.00. The Company extended the maturity date of the notes to December 2022 upon initial maturity and further extended the maturity date to December 2023 and subsequently, December 2025 under the same terms and conditions. The balance owing on the note is reflected on the Company’s balance sheets as a long-term liability as at December 31, 2023.

On February 19, 2020, we issued and sold in a private offering an 8% convertible note in the principal amount of $10,000. The note is due on February 19, 2022 and is convertible into shares of common stock at a conversion price per share equal to the lesser of: (a) $0.50; (b) the lowest price at which the Company has converted any convertible security of the Company within 30 trading days prior to the date of delivery of the applicable notice of conversion; or (c) such other price as the Company and the holder may agree. In connection with the 8% convertible note issuance, we issued warrants to purchase an aggregate of 10,000 shares of common stock at an exercise price of $1.00. The Company extended the maturity date to February 2023 upon initial maturity, and further extended the maturity date to February 2024 and subsequently, February 2026 under the same terms and conditions. The balance owing on the note is reflected on the Company’s balance sheets as a long-term liability as at December 31, 2024 and 2023.

The carrying value of these convertible notes is as follows:

	December 31, 2024	December 31, 2023
Carry value of certain convertible notes	$80,000	$80,000
Less, current portion	70,000	-
Carrying value, long-term	$10,000	$80,000

Interest expenses associated with the convertible notes are as follows:

(1) 8% Convertible notes with warrants issued in December 2019 and February 2020 (Cont’d)

Interest expenses associated with the convertible notes are as follows:

	Years Ended
	December 31,
	2024	2023
Interest on the convertible notes	6,417	6,400
Total	$6,417	$6,400

As of December 31, 2024 and December 31, 2023, the unpaid interest balance under accounts payable and accrued liabilities was $32,086 and $25,669, respectively.

The convertible notes qualify for derivative accounting and bifurcation under ASC 815. As of December 31, 2024, and December 31, 2023, the fair value of the derivative liability associated with the conversion feature is summarized as follows:

Balance at December 31, 2023	$84,998
Change in fair value	(60,457)
Balance at December 31, 2024	$24,541

The fair value at the commitment and re-measurement dates for the Company’s derivative liabilities were based upon the following management assumptions as of December 31, 2024, and December 31, 2023 and the commitment date:

	Commitment Date	December 31, 2024	December 31, 2023
Expected dividends	0	0	0
Expected volatility	154%~173%	49.58~52.11%	170.40~224.62%
Expected term	2.10 years	1.08 ~ 1.22 years	2.08 ~ 2.22 years
Risk free interest rate	1.42~1.65%	4.16%	4.23%

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

The carrying value of the Quick Note is as follows:

	December 31, 2024	December 31, 2023
Face value of Quick Note	$200,000	$200,000
Interest payable added to principal	16,000	-
Less: unamortized discount	-	(14,024)
Carrying value	$216,000	$185,976

Interest expenses associated with the conversion feature are as follows:

	Years ended
	December 31,
	2024	2023
Amortization of debt discount	$14,024	$35,091
Default interest	-	38,000
Interest on the convertible notes	16,698	19,934
Total	$30,722	$93,025

As of December 31, 2024, and December 31, 2023, the unpaid interest balance of the Quick Note under accounts payable and accrued liabilities was $9,421 and $8,723, respectively.

As a result of the application of ASC 815, the fair value of the derivative liability associated with the conversion feature is summarized as follows:

Balance at December 31, 2022	$301,742
Extinguish – convertible note associated with amended	(22,679)
Debt discount, day one, amended convertible note payable	29,461
Derivative Liability associated with warrants	2,012
Change in fair value – convertible note	10,766
Change in fair value – warrants	(32,582)
Balance at December 31, 2023	288,720
Change in fair value – convertible note	(15,935)
Change in fair value – warrants	(13,556)
Gain due to balance of derivative liability – convertible note	(25,864)
Contributed to additional paid in capital – balance of derivative liability - warrants	(233,365)
Balance at December 31, 2024	$-

The loss related to extinguishment on June 15, 2024 and 2023 is as follows:

	Years ended
	December 31,
	2024	2023
300,000 shares of common stock issued	$55,644	$-
150,000 shares of common stock issued	-	52,500
Extinguishment of derivative liability – convertible note	(25,864)	(22,679)
Unamortized discount	-	2,099
Derivative Liability associated with warrants	-	2,012
Loss on extinguishment of debt upon amendment to Quick Note terms	$29,780	$33,932

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

Note 5 – Unsecured Short-Term Advance from Third Party

On June 20, 2019, the Company received $100,000 from a third party in the form of an unsecured, demand, non-interest-bearing, short-term advance to meet its operating needs. The advance was paid off in cash during December 2024. Concurrent with retirement, the Company issued 88,000 shares of common stock to the lender as a bonus.

Note 6 – Related Party Transactions

(1) Demand Loans from related party Cubesquare

On May 1, 2019, the Company issued a promissory note (the “Note”) to Decagon LLC, doing business as CubeSquare, LLC (“CubeSquare”), of which the Company’s former Chief Executive Officer is the managing partner and its former President is a 25% owner, in the principal amount of $50,000. The Note bears interest at the rate of 8% per annum and is due and payable by the Company upon demand.

On September 27, 2022 the Board and CubeSquare canceled two previously issued convertible notes with principal balance of $25,000, and accrued interest thereon, and in full satisfaction of such outstanding debt issued a new 6% non-convertible promissory note in the principal amount of $35,873 (the “Note 2”), representing the aggregate principal amount of $25,000 and the aggregate amount of any and all accrued interest in the amount of $10,873 as of September 27, 2022.

Accrued interest, demand loans – related party	Note	Note 2	Total
Balance, December 31, 2022	$14,674	$560	$15,234
Interest expenses	4,011	2,152	6,163
Balance, December 31, 2023	18,685	2,712	21,397
Interest expenses	3,990	2,158	6,148
Settled with common stock*	(22,675)	(4,870)	(27,545)
Balance, December 31, 2024	$-	$-	$-

*The demand loans and accrued interest thereon were settled in full on December 31, 2024 as part of the issuance of debt settlement shares detailed below.

(2) Advances from related parties

A summary of the activity for the funds advanced from related parties to meet shortfalls in the Company’s ongoing operating costs are set out below:

	Jonah Meer	Ido Merfeld	CubeSquare
Balance, December 31, 2022	$277,500	$71,000	$10,000
Additions in period	61,000	5,000	-
Balance, December 31, 2023	338,500	76,000	10,000
Additions in period	151,000	11,000	-
Settled with common stock *	(489,500)	(87,000)	(10,000)
Balance, December 31, 2024	$-	$-	$-

*Advances from related parties were settled in full on December 31, 2024 as part of the issuance of debt settlement shares detailed below.

(3) Others

Jonah Meer, the Company’s former Chief Executive Officer and Ido Merfeld, the Company’s former President, settled the Company’s accounts payable as set out below:

Accounts payable and accrued liabilities – related party	Jonah Meer	Ido Merfeld
Balance, December 31, 2022	$26,268	$1,169
Addition	33,860	596
Balance, December 31, 2023	60,128	1,765
Addition	2,099	-
Settled with common stock *	(109,944)	(1,765)
Balance, December 31, 2024	$-	$-

* Accounts payable settled by related parties as set out above were settled in full on December 31, 2024 as part of the issuance of debt settlement shares detailed below.

On December 31, 2024, the Company issued the following shares of common stock to settle related party debt as summarized below. The Company recorded a gain related to extinguishment of debt as follows:

	Jonah Meer	Ido Merfeld	CubeSquare
Accounts payable and accrued liabilities – related party	$109,944	$1,765	27,545
Balance on credit card	32,975	-	-
Demand loans			85,873
Advances	489,500	87,000	10,000
Subtotal	632,419	88,765	123,418
Settled by issuance of common stock at fair market value	433,250	59,494	64,256
Gain on settlement	$199,169	$29,271	$59,162

Number of shares of common stock issued	2,367,487	325,099	351,130

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

The Company and Dartmouth also agreed in February 2024 to add Professor Chenfeng Ke and Qianming Lin, both formerly of Dartmouth as co-inventors of the patent entitled Techniques for Promoting Neuronal Recovery and to add Dartmouth as co-owner of the patent together with Qrons. As of December 31, 2024, and December 31, 2023, the Company is indebted to Dartmouth for $50,000 of unpaid annual license fees and $4,877 of unpaid reimbursable patent maintenance costs.

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

On October 28, 2024, the Company issued a notice of termination under paragraph 12 of the License Agreement Term Sheet (the “Agreement”) originally entered into July 17, 2023 with Professors Benjamin Sredni and Michael Albeck (the “Professors”) and Dr. Ido Merfeld (“Merfeld), the Company’s President and co-Founder. Further the Company noticed certain advisory board members including Adv. Avichai Isachar and Adv. Hananel Levy that memberships in the Scientific Advisory and/or Business Advisory Boards were concurrently terminated.

Note 9 – Other Event

On October 28, 2024, the Company notified Ariel Scientific Innovations Ltd. of an Exit Event as defined under a Royalty and License Fee Sharing Agreement (the “Royalty Agreement”) dated November 30, 2019, which replaced a research and funding agreement originally dated December 14, 2016, as amended by addendum #1 effective December 13, 2017. As a result of an agreement between the Company and FP discussed above, whereunder the parties agreed to enter into a merger agreement, pursuant to Paragraph 2 of the Royalty Agreement, Qrons issued to Ariel University 3% of its issued and outstanding shares as the of notice date or 418,494 shares. The issuance of the shares and the Merger terminates Qrons’ obligations under the Royalty Agreement, thus terminating the Royalty Agreement.

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

On October 28, 2024, the Company issued a notice of termination under paragraph 12 of a License Agreement Term Sheet (the “Agreement”) originally entered into July 17, 2023 with Professors Benjamin Sredni and Michael Albeck (the “Professors”) and Dr. Ido Merfeld (“Merfeld), the Company’s President and co-Founder. Further the Company noticed certain advisory board members including Adv. Avichai Isachar and Adv. Hananel Levy that memberships in the Scientific Advisory and/or Business Advisory Boards were concurrently terminated. All vested and unexercised options terminated during the year ended December 31, 2024.

The fair value of new option awards issued during the year ended December 31, 2023, above is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions at the measurement date(s):

Measurement date
Dividend yield	0%
Expected volatility	229.85%~231%
Risk-free interest rate	4.34%
Expected life (years)	3
Stock Price	$0.298 ~ 0.40
Exercise Price	$0.50 ~ 2.00

The following table is the recognized compensation in respect of the above stock option compensation, which amounts have been allocated as below:

	Years Ended December 31,
	2024	2023

Research and development expenses	$142,396	$465,345
General and administrative expenses	11,406	62,491
Total	$153,802	$527,836

The following table summarizes stock option unvested as of December 31, 2024:

	Number of Options	Weighted- Average Grant Date Value	Weighted- Average Remaining Contractual Life	Unrecognized Compensation Cost	Aggregate Intrinsic Value
Unvested, December 31, 2022	-	$-	-	-	-
Granted	1,400,000	0.93	3 years	-	-
Forfeited	-	-	-	-	-
Vested	(500,003)	1	-	-	-
Unvested, December 31, 2023	899,997	0.89	0.958 years	220,916	$-
Granted	-	-	-	-	-
Forfeited	(466,664)	0.57	0.548 years	(67,114)	-
Vested	(433,333)	0.85	-	-	-
Unvested, December 31, 2024	-	$-	-	$-	$-

As of December 31, 2024, and December 31, 2023, total unrecognized compensation remaining to be recognized in future periods totaled $0 and $220,916, respectively. All vested and unexercised options were canceled in the year ended December 31, 2024.

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

During the year ended December 31, 2023, certain five-year stock options to purchase 650,000 shares of common stock of the Company previously granted to officers expired unexercised. There were no options granted to officers in the year ended December 31, 2024,

As of December 31, 2024, and December 31, 2023 there was no unrecognized compensation with respect to the aforementioned stock options remaining to be recognized in future periods.

A summary of the activity for the Company’s stock options at December 31, 2024 and December 31, 2023, is as follows:

	December 31, 2024			December 31, 2023
		Weighted Average Exercise	Weighted Average Remaining Contractual Life		Weighted Average Exercise	Weighted Average Remaining Contractual Life
	Shares	Price	(in years)	Shares	Price	(in years)
Outstanding, beginning of period	4,783,333	$1.69	2.91	4,328,332	$2	3.03
Granted	-	$-	-	1,400,000	$0.88	-
Exercised	-	$-	-	-	$-	-
Canceled/forfeited	(4,783,333)	$1.69	-	(944,999)	$2	-
Outstanding, end of period	-	$-	-	4,783,333	$1.69	2.91
Options exercisable, end of period	-	$-	-	3,883,336	$1.87	2.64
Weighted average fair value of options granted	-	$-	-	-	$1.75	-

All vested and unexercised options were canceled in the year ended December 31, 2024.

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

There were 2,000 shares of Series A Preferred Stock issued and outstanding as of December 31, 2024 and 2023.

Common Stock

There were 17,599,999 and 13,649,789 shares of common stock issued and outstanding as of December 31, 2024, and December 31, 2023, respectively.

In June 2024, the Company issued 300,000 shares of its common stock to Quick Capital LLC with a value of $55,644 related to a loan amendment (Note 5).

On October 24, 2024, 418,494 shares of the Company’s comm stock were issued to Ariel as an exercise of warrants pursuant to a License Agreement (ref Note 5 – License and Research Funding Agreement). These shares were valued at $65,327 or $0.156 per share, based on fair market value, and the associated cost was recorded as research and development expenses.

On December 18, 2024, the Company issued 88,000 shares of its common stock to a lender with a value of $16,104 or $0.183 per share, based on fair market value, and the associated cost was recorded as interest expenses. (Note 5).

On December 31, 2024, the Company issued 100,000 restricted common shares for advisory services. The shares were valued at fair market value on the date of issuance for a total of $18,300 or $0.183 per share.

On December 31, 2024, the Company issued a cumulative 3,043,716 restricted common shares to settle related parties debt. The shares were valued at fair market value on the date of issuance for a total of $557,000 or $0.183 per share. (Note 6)

In June 2023, the Company issued 150,000 shares of its common stock to Quick Capital LLC with a value of $52,500 related to a loan amendment (Note 4).

In November 2023, the Company issued 60,000 restricted common shares for advisory services. The shares were valued at fair market value on the date of issuance for a total of $16,680 or $0.278 per share.

Common Stock Purchase Warrants

As of December 31, 2024 and 2023, the following common stock purchase warrants were outstanding:

	Warrants	Weighted Average Exercise Price
Outstanding – December 31, 2022	295,000	$1.00
Granted	-	-
Canceled/forfeited	-	-
Exercised	-	-
Outstanding – December 31, 2023	295,000	1.00
Granted	-	-
Canceled/forfeited	(70,000)	-
Exercised	-	-
Outstanding – December 31, 2024	225,000	$1.00

On June 15, 2021, the Company granted a convertible noteholder a warrant to purchase 115,000 shares of common stock at an exercise price of $1.00, subject to adjustments for full ratchet resets for dilutive issuances at lower prices. (See Note 4(2) above.)

Note 12 – Subsequent Events

First Person Ltd.

On October 16, 2024 the Company entered into a Term Sheet (the “Agreement”) with First Person Ltd. (“First Person”), a privately held Alberta, Canada corporation.

Plan and Agreement of Merger

On January 15, 2025, the Company entered into a Plan and Agreement of Merger dated as of January 1, 2025 (the “Merger Agreement”), with First Person pursuant to which Primary Merger Sub, Inc., a Colorado corporation wholly owned by the Company, will merge (the “Merger”) with and into First Person, with First Person becoming the Company’s wholly-owned subsidiary after the Merger.

First Person is focused on optimizing cognitive performance by pioneering the next wave of consumer products, innovating at the ingredient level, enabling seamless adoption and integration into major consumer markets. With a layered and diversified brand and product platform First Person is focused on multiple protectable and scalable growth opportunities in large existing and emerging high-growth markets. First Person creates, curates and innovates better ingredients that translate into disruptive consumer products.

Pursuant to the Merger Agreement, 8,000 shares of the Company’s newly designated Series B Convertible Preferred Stock will be issued to the shareholders of First Person in the Merger. The Merger closing is expected to occur on or before January 20, 2025, assuming the satisfaction of several conditions, including (a) First Person’s obtaining funding commitments of not less than $250,000, (b) the Company’s entering into an anti-dilution agreement with certain affiliates of the Company, (c) the consummation of a stock purchase agreement relating to the sale of all outstanding shares of the Company’s Series A Preferred Stock, the Company’s voting-control securities, by their current holders to an affiliate of First Person and (d) customary closing conditions, including the receipt of necessary approval from each of the Company and First Person, including its shareholders, the accuracy of the representations and warranties of the other party, performance by the other party of its obligations under the Merger Agreement, and the absence of any material adverse changes in the condition of the other party. The Company’s management sees no impediment to the consummation of the Merger.

The representations, warranties and covenants of each party set forth in the Merger Agreement have been made only for the purposes of, and were and are solely for the benefit of the parties to, the Merger Agreement, may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the Merger Agreement instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Accordingly, the representations and warranties may not describe the actual state of affairs at the date they were made or at any other time, and investors should not rely on them as statements of fact. In addition, such representations and warranties (1) will not survive consummation of the Merger, and (2) were made only as of the date of the Merger Agreement or such other date as is specified in the Merger Agreement. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in the parties' public disclosures. Accordingly, the Merger Agreement is included with this filing only to provide investors with information regarding the terms of the Merger Agreement, and not to provide investors with any factual information regarding the Company or First Person, their respective affiliates or their respective businesses.

The Merger Agreement closed on January 27, 2025.

Anti-Dilution Agreement. In conjunction with the Merger Agreement, the Company and the Company’s current directors, Jonah Meer and Ido Merfeld, and a company managed by Mr. Meer (collectively, the “Shareholders”) entered into an Anti-Dilution Agreement, pursuant to which the Shareholders are protected from dilution in their respective ownership of Company common stock, as follows:

At any time after January 31, 2025, and continuing for a period that ends 12 months after the date of filing of the Company’s filing of its Annual Report on Form 10-K for the year ended December 31, 2024 (the “Term”), if the Company issues shares of common stock (1) in payment of consulting services to third parties, (2) in payment of compensation to any officer, director, employee or agent of the Company, (3) in payment of any convertible debt instrument issued by the Company in accordance with the terms of any other convertible instrument issued by the Company not associated with a debt or equity funding transaction (each an “True-up Event”), the Company shall issue additional shares of its common stock (the “True-up Shares”) to each of Meer, Decagon and Merfeld.

True-up Shares shall be issued after each True-up Event to each of Meer, Decagon and Merfeld based on their ownership percentages of 5.98%, 0.28% and 4.34%, respectively (such ownership percentages being based on an assumed number of outstanding shares of Company common stock of 124,137,930 shares).

In addition, all shares of Company common stock owned by each of Meer, Decagon and Merfeld, including the True-up Shares, possess piggy-back registration rights, under the Anti-Dilution Agreement.

Stock Purchase Agreement. In conjunction with the Merger Agreement, Jonah Meer and Ido Merfeld each sold 1,000 shares of the Company’s Series A Preferred Stock to Cory J. Rosenberg, for $10.00 and other good and valuable consideration. Mr. Rosenberg’s ownership of all outstanding shares of Series A Preferred Stock provides him voting control of the Company.

On January 31, 2025, there occurred a change in control of the Company, in conjunction with the acquisition of First Person, as well as a change the Company’s Board of Directors and the Company’s executive officers. Pursuant to the Merger Agreement, Jonah Meer and Ido Merfeld resigned as directors of the Company and Cory Rosenberg, Chris Claussen, Ariel Fainsod, Gail D. Hamilton Azodo and Rosema J. Nemorin were appointed as Directors of the Company.

Also pursuant to the Merger Agreement, Cory Rosenberg was appointed as the Company’s Chief Executive Officer, President, Acting Chief Financial Officer and Secretary; and Chris Claussen was appointed as the Company’s Chief Innovation Officer.

Amendments to Articles of Incorporation

On January 2, 2025, the Company filed with the State of Wyoming an Articles of Amendment to its Articles of Incorporation (the “Articles of Amendment”), which (a) restated the Certificate of Designation of the Company’s Series A Preferred Stock, to reduce the number of shares designated as Servies A Preferred Stock from 10,000 to 2,000 shares, and (b) established Series B Convertible Preferred Stock consisting of Eight Thousand (8,000) authorized shares convertible into Common Stock as the rate of 12,492.931 shares of Common Stock for each one (1) share of Series B Preferred Stock. The holders of the Series B Preferred Stock shall, as a class, have rights in all matters requiring shareholder approval to a total of 99,943,448 votes, with certain other rights, preferences, powers, restrictions and limitations, as detailed in the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on January 21, 2025.

Note Purchase Agreements

After December 31, 2024, the Company has obtained a total of $300,000 in loans from five separate lenders, as follows:

•

Quick Capital, LLC. Effective February 20, 2025, the Company entered into a Note Purchase Agreement (the “QC Agreement”) with Quick Capital, LLC (“Quick Capital”), pursuant to which the Company issued a $55,555.56 secured convertible promissory note (the “QC Note”) in consideration of a $50,000 loan (representing OID of $5,555.56). The QC Note bears interest at 12% per annum, is due nine months from its issue date and is convertible at any time, and from time to time, on or after the earlier of (a) 180th day following the issue date of the QC Note (applicable conversion price: $0.02) and (b) the date of “qualification” of the Company’s first-filed Offering Statement on Form 1-A (applicable conversion price: fixed offering price stated in qualified Offering Statement on Form 1-A). As further consideration for Quick Capital’s entering into the QC Agreement, the Company issued 315,000 shares of common stock (the “QC Commitment Shares”) as a commitment fee and a warrant (the “QC Warrant”) to purchase 1,111,111 shares of common stock at an exercise price of $0.05 per share, subject to equitable adjustments, which warrant is redeemable by the Company at $0.0001 per share, after 20 business days’ written notice, if the price of the Company’s common stock closes above $0.25 for 20 consecutive trading days.

F-22

•

Cory Rosenberg. Effective February 24, 2025, the Company entered into a Note Purchase Agreement (the “Rosenberg Agreement”) with Cory Rosenberg, the sole executive officer and a director of the Company (“Rosenberg”), pursuant to which the Company issued a $55,555.56 secured convertible promissory note (the “Rosenberg Note”) in consideration of a $50,000 loan (representing OID of $5,555.56). The Rosenberg Note bears interest at 12% per annum, is due nine months from its issue date and is convertible at any time, and from time to time, on or after the earlier of (a) 180th day following the issue date of the Rosenberg Note (applicable conversion price: $0.02) and (b) the date of “qualification” of the Company’s first-filed Offering Statement on Form 1-A (applicable conversion price: fixed offering price stated in qualified Offering Statement on Form 1-A). As further consideration for Rosenberg’s entering into the Rosenberg Agreement, the Company issued 315,000 shares of common stock (the “Rosenberg Commitment Shares”) as a commitment fee and a warrant (the “Rosenberg Warrant”) to purchase 1,111,111 shares of common stock at an exercise price of $0.05 per share, subject to equitable adjustments, which warrant is redeemable by the Company at $0.0001 per share, after 20 business days’ written notice, if the price of the Company’s common stock closes above $0.25 for 20 consecutive trading days.

•

BC Funds, LLC. Effective February 25, 2025, the Company entered into a Note Purchase Agreement (the “BC Funds Agreement”) with BC Funds, LLC (“BC Funds”), pursuant to which the Company issued a $55,555.56 secured convertible promissory note (the “BC Funds Note”) in consideration of a $50,000 loan (representing OID of $5,555.56). The BC Funds Note bears interest at 12% per annum, is due nine months from its issue date and is convertible at any time, and from time to time, on or after the earlier of (a) 180th day following the issue date of the BC Funds Note (applicable conversion price: $0.02) and (b) the date of “qualification” of the Company’s first-filed Offering Statement on Form 1-A (applicable conversion price: fixed offering price stated in qualified Offering Statement on Form 1-A). As further consideration for BC Funds’ entering into the BC Funds Agreement, the Company issued 315,000 shares of common stock (the “BC Funds Commitment Shares”) as a commitment fee and a warrant (the “BC Funds Warrant”) to purchase 1,111,111 shares of common stock at an exercise price of $0.05 per share, subject to equitable adjustments, which warrant is redeemable by the Company at $0.0001 per share, after 20 business days’ written notice, if the price of the Company’s common stock closes above $0.25 for 20 consecutive trading days.

•

Leonite Fund I, LP. Effective April 10, 2025, the Company entered into a Note Purchase Agreement (the “Leonite Agreement”) with Leonite Fund I, LP (“Leonite”), pursuant to which the Company issued a $ 110,000.00 secured convertible promissory note (the “Leonite Note”) in consideration of a $100,000 loan (representing OID of $10,000.00). The Leonite Note bears interest at 12% per annum, is due nine months from its issue date and is convertible at any time, and from time to time, on or after the earlier of (a) 180th day following the issue date of the Leonite Note (applicable conversion price: $0.02) and (b) the date of “qualification” of the Company’s first-filed Offering Statement on Form 1-A (applicable conversion price: fixed offering price stated in qualified Offering Statement on Form 1-A). As further consideration for Leonite’s entering into the Leonite Agreement, the Company issued 630,000 shares of common stock (the “Leonite Commitment Shares”) as a commitment fee and a warrant (the “Leonite Warrant”) to purchase 2,200,000 shares of common stock at an exercise price of $0.05 per share, subject to equitable adjustments, which warrant is redeemable by the Company at $0.0001 per share, after 20 business days’ written notice, if the price of the Company’s common stock closes above $0.25 for 20 consecutive trading days.

Each of the QC Agreement, the Rosenberg Agreement, the BC Funds Agreement and the Leonite Agreement contains the following provisions:

•

the QC Commitment Shares, the Rosenberg Commitment Shares, the BC Funds Commitment Shares and the Leonite Commitment Shares, as well as the shares underlying the QC Note, the Rosenberg Note, the BC Funds Note and the Leonite Note and the QC Warrant, the Rosenberg Warrant, the BC Funds Warrant and the Leonite Warrant possess piggy-back registration rights and qualification rights.

•

without prior written consent, the Company is prohibited from entering into variable rate transactions, unless the proceeds from any such transactions are first applied to the full payment of the subject note.

•

during the 12 months following the applicable funding date, the lender has a right, but not the obligation, to purchase up to $100,000 of Company securities in any Regulation A offering or in any other offering conducted by the Company.

•	while any portion of a subject note is outstanding, 50% of funds obtained by the Company shall be applied to a subject note.

•	during the 12 months following the applicable funding date, the applicable lender shall have an absolute right to participate in any proposed funding transaction of the Company.

•	the QC Note, the Rosenberg Note, the BC Funds Note and the Leonite Note are secured by the assets of the Company.

Other Matters

The Company has evaluated events for the period through the date of the issuance of these financial statements and determined that there are no additional events requiring disclosure.

